Form 10-K
period 1995-12-31
DSI REALTY INCOME FUND IX
filed 1996-04-01
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

Commission File No. 2-96364.

 DSI REALTY INCOME FUND IX, a California Limited Partnership
(Exact name of registrant as specified in governing instruments)

_________California___________________________33-0103189_____
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization                 identification
                                              number

         37O1 Long Beach Boulevard, Long Beach, California 9O8O7
         (Address of principal executive offices)     (Zip Code)

Registrants telephone number, including area code-(213)595-7711

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
                        (Class of Securities Registered)

     Indicate by check mark, whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes_X____. No______.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The Registrant is a limited partnership and there is no voting stock. All units of limited partnership sold to date are owned by non-affiliates of the registrant. All such units were sold at $5OO.OO per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant, DSI Realty Income Fund IX (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated March 6, 1985, as amended and restated to November 1, 1985. The General Partners are DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold thirty thousand six hundred ninety-three (30,693) units of limited partnership interests aggregating Fifteen Million Three Hundred Forty-Six Thousand Five Hundred Dollars ($15,346,500) The General Partners have retained a one percent (l%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future. Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire five mini-storage facilities, as well as a joint venture interest with an affiliated Partnership (DSI Realty Income Fund VIII, a California Limited Partnership) in which the Partnership has a 70% interest in a mini-storage facility located in Aurora, Colorado. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners. The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 1995 and December 31, 1994 are as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 1995              Dec. 31, 1994

Azusa, CA                                85%                        75%

Elgin, IL                                85%                        81%

Everett, WA                              84%                        81%

Monterey Park, CA                        86%                        84%

Romeoville, IL                           82%                        85%

Aurora, CO*                              89%                        83%

*The Partnership owns a 70% interest in this facility.

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 1995 regarding properties owned by the Partnership.

Location          Size of     Net Rentable     No. of            Completion
                  Parcel      Area             Rental Units      Date

Azusa, CA         2.94 acres  71,059           664                6/11/86

Elgin, IL         4.99 acres  48,363           441                9/29/86

Everett, WA       2.71 acres  50,572           488               12/01/85

Monterey Park,
CA                 .95 acres  31,654           392                8/23/86

Romeoville, IL   3.956 acres  65,941           690               11/24/86

Aurora, CO(1)      4.6 acres  86,676           887                9/05/85

(1) The Partnership has a 70% fee interest in this facility. DSI Realty Income Fund VIII, a California Limited Partnership (an affiliated partnership) owns a 30% fee interest in this facility.

Item 3.  LEGAL PROCEEDINGS

     Registrant is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,365 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $9.06 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1995 and $8.75 per Limited Partnership Unit for the year ended December 31, 1994. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1995,  1994,  1993, 1992, AND 1991.
         --------------------------------------------------------------------
                   1995         1994         1993          1992          1991
                   ----         ----         ----          ----          ----

REVENUES       $ 2,484,242  $ 2,312,201  $ 2,315,457  $  2,144,647  $  2,041,195

COSTS AND
EXPENSES         1,563,848    1,520,382    1,552,502     1,532,136     1,494,797

MINORITY
INTEREST
IN EARNINGS OF
REAL ESTATE
JOINT
VENTURE          (116,421)     (93,634)     (88,765)      (59,417)      (49,287)
               -----------  -----------  -----------  ------------  ------------

NET
INCOME         $   803,973  $   698,185  $   674,190  $    553,094  $    497,111
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 8,677,898  $ 9,031,055  $ 9,525,832  $ 10,118,690  $ 10,706,384
               ===========  ===========  ===========  ============  ============

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES     $ 1,488,619  $ 1,331,083  $ 1,213,385  $  1,205,247  $  1,179,966
               ===========  ===========  ===========  ============  ============

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     36.25  $     35.00  $     35.00  $      35.00  $      35.00
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTION
PER $500
LIMITED
PARTNERSHIP
UNIT           $     25.93  $     22.52  $     21.75  $      17.84  $      16.03
               ===========  ===========  ===========  ============  ============

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Total revenues increased from $2,312,201 in 1994 to $2,484,242 in 1995, total expenses increased from $1,520,382 to $1,563,848 and minority interest in income of the real estate joint venture increased from $93,634 to $116,421. As a result of these fluctuations, net income increased from $698,185 in 1994 to $803,973 in 1995. The increase in rental revenues can be attributed to a combination of higher occupancy and unit rental rates. Average occupancy levels for the Partnership's six mini-storage facilities increased from 81.5% for the year ended December 31, 1994, to 85.2% for the year ended December 31, 1995. The Partnership continued to increase rental rates where market conditions made such increases feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $22,000 (3.6%) was primarily due to increases in maintenance and repairs and salaries and wages partially offset by a decrease in yellow page advertising costs. General and administrative expenses increased by approximately $8,000 (3.5%) primarily as a result of higher property management fees. Property management fees, which are based on rental income, increased as a result of the increase in rental income. The amount of income from the Partnership's real estate joint venture allocated to the minority partner increased due to the increased profitability of the joint venture.

1994 COMPARED TO 1993

     Total revenues decreased slightly from $2,315,457 in 1993 to $2,312,201 in 1994, total expenses decreased from $1,552,502 to $1,520,382 and minority interest in income of the real estate joint venture increased from $88,765 to $93,634. As a result of these fluctuations, net income increased from $674,190 in 1993 to $698,185 in 1994. The slight decrease in rental revenues can be attributed to a combination of lower occupancy rates offset to some extent by higher unit rental rates. Average occupancy levels for the Partnership's six mini-storage facilities decreased from 84.2% for the year ended December 31, 1993, to 81.5% for the year ended December 31, 1994. The Partnership continued to increase rental rates where market conditions made such increases feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The decrease in operating expenses of approximately $41,000 (6.3%) was primarily due to decreases in maintenance and repair, salaries and wages, workers' compensation insurance expenses and yellow page advertising costs offset to some extent by an increase in real estate tax expense. General and administrative expenses increased by approximately $9,000 (4.2%) primarily as a result of higher professional fees. The amount of income from the Partnership's real estate joint venture allocated to the minority partner increased due to the increased profitability of the joint venture.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $158,000 (11.9%) in 1995 compared to 1994 primarily as a result of the increase in net income and the reduction in the amount paid for deferred property management fees. Net cash provided by operating activities increased approximately $118,000 (9.7%) in 1994 compared to 1993 primarily as a result of the increase in net income and the reduction in the amount paid for deferred property management and General Partners' incentive management fees. Payment of a portion of the property management and General Partners' incentive management fees had been deferred in prior years in order to maximize cash available for distribution to Limited Partners.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority interest in the Partnership's real estate joint venture. The General Partners determined that effective with the fourth quarter 1995 distribution, which was paid on January 15, 1996, distributions to the limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners from annual return of 7% paid in the prior year. Distributions paid to the minority interest in the Partnership's real estate joint venture have increased each year as a result of the increased profitability of the joint venture.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities in 1994 and 1995. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs for the next twelve months.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
Item 8, Part II hereof.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1995, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 41.63% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 62 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 66 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 72 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

     (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other arrangement exists by which directors of the Registrant are compensated;

     (c) The Registrant has not granted any option to purchase any of its securities; and

     (d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1995 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1995, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1995.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1996
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1996
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1996
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------

                         1995        1994        1993        1992        1991

REVENUES              $2,484,242  $2,312,201  $2,315,457  $2,144,647  $2,041,195

COSTS AND EXPENSES    $1,563,848   1,520,382   1,552,502   1,532,136   1,494,797

MINORITY INTEREST
 IN EARNINGS OF
 REAL ESTATE
 JOINT VENTURE          (116,421)    (93,634)    (88,765)    (59,417)   (49,287)
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  803,973  $  698,185  $  674,190  $  553,094  $  497,111
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $8,677,898  $9,031,055  $9,525,832 $10,118,690 $10,706,384
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,488,619  $1,331,083  $1,213,385  $1,205,247  $1,179,966
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    36.25  $    35.00  $    35.00  $    35.00  $    35.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    25.93  $    22.52  $    21.75  $    17.84  $    16.03
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   803,973    $ 7,530,440
Capitalization of property
   acquisition costs                                                    466,135
Deferred rental revenues                                                 56,022
Excess financial statement
   depreciation                                           19,840        116,855
Excess tax return income from
real estate joint venture                                    31,405     373,652
Accrued incentive management fee                                        314,602
Accrued property taxes                                                  (75,000)
Accrued distributions                                                   310,030
                                                     -----------    -----------
Per Partnership income tax return                    $   855,218    $ 9,092,736
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $        27
                                                     ===========

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 1995 and 1994                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 1995                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1995                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 1995                                              F-5

    Notes to Consolidated Financial Statements                               F-6


SUPPLEMENTAL SCHEDULE:

    Independent Auditors' Report                                             F-8

    Schedule XI - Real Estate and Accumulated Depreciation                   F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


January 31, 1996

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $   617,951       $  421,316

PROPERTY, At cost (net of accumulated
depreciation of $5,680,967
in 1995 and $5,083,294 in 1994)
(Notes 1, 2 and 3)                                    8,018,490        8,574,285

OTHER ASSETS                                             41,457           35,454
                                                    -----------      -----------
TOTAL                                               $ 8,677,898      $ 9,031,055
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    271,277
Incentive management fee payable to
general partners (Note 4)                              314,604           314,604
Property management fees payable (Note 1)                6,860            20,931
Customer deposits and other liabilities                 96,103           105,478
                                                    -----------      -----------
Total liabilities                                      727,597           712,290
                                                    -----------      -----------
MINORITY INTERST IN REAL ESTATE
JOINT VENTURE (Notes 1 and 2)                          419,861           468,439

PARTNERS' EQUITY (Notes 4):
General partners                                       (62,137)         (58,938)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 1995 and 1994)                        7,592,577        7,909,264
                                                   ------------      -----------
Total partners' equity                                7,530,440        7,850,326
                                                   ------------      -----------
TOTAL                                               $ 8,677,898      $ 9,031,055
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                               1995         1994         1993

REVENUES:
Rental revenues                             $2,470,543   $2,306,251   $2,310,902
Interest income                                 13,699        5,950        4,555
                                            ----------   ----------   ----------
Total revenues                               2,484,242    2,312,201    2,315,457
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         597,673      587,750      587,750
 Operating expenses (Note 1)                   631,778      609,945      650,620
 General and administrative                    233,249      225,027      216,472
 General partners' incentive
  management fee (Note 4)                      101,148       97,660       97,660
                                            ----------   ----------   ----------
Total expenses                               1,563,848    1,520,382    1,552,502
                                            ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE            920,394      791,819      762,955

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE (NOTES 1 and 2)          (116,421)     (93,634)    (88,765)

NET INCOME                                  $  803,973   $  698,185   $  674,190
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  795,933   $  691,203   $  667,448
General partners                                 8,040        6,982        6,742
                                            ----------   ----------   ----------
TOTAL                                       $  803,973   $  698,185   $  674,190
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    25.93   $    22.52   $    21.75
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($50,960)    $ 8,699,124     $ 8,648,164

 Net income                               6,742         667,448         674,190

 Distributions (Note 4)                 (10,851)     (1,074,256)     (1,085,107)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1993            (55,069)      8,292,316       8,237,247

 Net income                               6,982         691,203         698,185

 Distributions (Note 4)                 (10,851)     (1,074,255)     (1,085,106)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (58,938)      7,909,264       7,850,326

 Net income                               8,040         795,933         803,973

 Distributions (Note 4)                 (11,239)     (1,112,620)     (1,123,859)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($62,137)    $ 7,592,577     $ 7,530,440
                                        =======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 2,464,540   $ 2,318,004   $ 2,330,940
Cash paid to suppliers and employees       (989,620)     (992,871)   (1,122,110)
Interest received                            13,699         5,950         4,555
                                       -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,488,619     1,331,083     1,213,385

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (165,000)     (141,212)     (139,760)
Distributions to partners                (1,085,106)   (1,085,106)   (1,085,107)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,250,106)   (1,226,318)   (1,224,867)
                                        ------------   -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (41,878)      (16,322)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            196,635        88,443       (11,482)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        421,316       332,873       344,355
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   617,951   $   421,316   $   332,873
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   803,973   $   698,185   $   674,190
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                597,673       587,750       587,750
Minority interst in income of
real estate joint venture                   116,421        93,634        88,765
Changes in assets and liabilities:
 Other assets                               ( 6,002)       11,792        (6,374)
 Incentive management fee payable to
  general partners                                                     ( 62,560)
 Property management fees payable           (14,071)      (64,141)     ( 97,089)
 Customer deposits and other
  liabilities                               ( 9,375)        3,863        28,703
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,488,619   $ 1,331,083   $ 1,213,385


See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995

1.   GENERAL

     DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 30,693 limited partnership units which were purchased for $500 a unit. The general partners have made no contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on April 12, 1985 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of DSI Realty Income Fund IX and its 70% owned real estate joint venture. All significant intercompany accounts and trans-actions have been eliminated in consolidation.

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (30,693 in 1995, 1994 and 1993).

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   PROPERTY

     As of December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:

                                                  1995                1994
       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              10,969,667         10,927,789
                                              -----------        -----------

       Total                                   13,699,457         13,657,579
       Less accumulated depreciation           (5,680,967)        (5,083,294)
                                              -----------         ----------

       Property, net                          $ 8,018,490        $ 8,574,285
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the project.

     The general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of Partnership distributions made from cash available for distribution from operations, as defined. Payment of incentive management fees earned by the general partners during the fiscal years 1986 through 1988 was subordinated to the limited partners' receiving a cumulative, noncompounded annual return of 8.1%. Incentive management fees payable to general partners is $314,604 at December 31, 1995 and 1994.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the financial statements of DSI Realty Income Fund IX (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund IX, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1996

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $ 6,123         $420,200  $1,415,173  $1,835,373   $654,509  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965     9,188          696,000   2,105,153   2,801,153    997,597  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     7,091          352,350   1,259,627   1,611,977    631,518  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    12,370          298,740   2,193,172   2,491,912    995,452  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577     6,521          376,000   1,431,098   1,807,098    649,327  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,544,046    21,400          586,500   2,565,444   3,151,944  1,752,564  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,906,976  $ 62,693       $2,729,790 10,969,667$ $13,699,457* $5,680,967
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1993             $13,641,257     $3,907,794
                 Additions                                               587,750
                                                      -----------     ----------
               Balance at December 31, 1993            13,641,257      4,495,544
                 Additions                                 16,322        587,750
                                                      -----------     ----------
               Balance at December 31, 1994            13,657,579      5,083,294
                 Additions                                 41,878        597,673
                                                      -----------     ----------
               Balance at December 31, 1995           $13,699,457     $5,680,967
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $10,975,000.

                                    EXHIBIT 2
                                 March 28, 1996

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND IX

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1995              Dec. 31, 1994

Azusa, CA                            85%                         75%

Elgin, IL                            85%                         81%

Everett, WA                          84%                         81%

Monterey Park, CA                    86%                         84%

Romeoville, IL                       82%                         85%

Aurora, CO*                          89%                         83%
- ----------
*The Partnership owns a 70% interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your convenience at (310) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND IX
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President