Form 10-K
period 1997-12-31
DSI REALTY INCOME FUND IX
filed 1998-04-01
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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

Registrants telephone number, including area code-(562)493-8881

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1997, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1997, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1997, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 1997 and December 31, 1996 are as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 1997              Dec. 31, 1996

Azusa, CA                                83%                        82%

Elgin, IL                                81%                        83%

Everett, WA                              90%                        84%

Monterey Park, CA                        90%                        91%

Romeoville, IL                           78%                        82%

Aurora, CO*                              88%                        82%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 1997 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,257 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.32 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1997 and $11.25 per Limited Partnership Unit for the year ended December 31, 1996 and $9.06 per Limited Partnership Unit for the year ended December 31, 1995. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 1997
         --------------------------------------------------------------------
                   1997         1996         1995          1994          1993
                   ----         ----         ----          ----          ----

REVENUES       $ 2,624,488  $ 2,468,108  $ 2,484,242  $ 2,312,201   $ 2,315,457

COSTS AND
EXPENSES         1,674,192    1,620,477    1,563,848    1,520,382     1,552,502

MINORITY
INTEREST
IN EARNINGS OF
REAL ESTATE
JOINT
VENTURE            (93,305)     (82,729)    (116,421)     (93,634)     (88,765)
               -----------  -----------  -----------  ------------  ------------

NET
INCOME         $   856,991  $   764,902  $   803,973  $   698,185  $   674,190
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 7,396,927  $ 8,011,698  $ 8,677,898  $ 9,031,055  $ 9,525,832
               ===========  ===========  ===========  ============  ============

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES     $ 1,494,901  $ 1,468,741  $ 1,488,619  $ 1,331,083  $ 1,213,385
               ===========  ===========  ===========  ============  ============

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     45.27  $     45.00  $     36.25  $     35.00  $     35.00
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTION
PER $500
LIMITED
PARTNERSHIP
UNIT           $     27.64  $     24.67  $     25.93  $     22.52  $     21.75
               ===========  ===========  ===========  ============  ============

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     Total revenues increased from $2,468,108 in 1996 to $2,624,488 in 1997, total expenses increased from $1,620,477 to $1,674,192 and minority interest in income of the real estate joint venture increased from $82,729 to $93,305. As a result of these fluctuations, net income increased from $764,902 in 1996 to $856,991 in 1997. The increase in rental revenues can be attributed to a combination of higher occupancy and unit rental rates. Average occupancy levels for the Partnership's six mini-storage facilities increased from 84.0% for the year ended December 31, 1996, to 84.9% for the year ended December 31, 1997. The Partnership continued to adjust rental rates where market conditions made such adjustments feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $59,300 (9.3%) was primarily due to increases in miscellaneous advertising costs, maintenance and repair, salaries and wages and workman'S compensation insurance expense partially offset by decreases in real estate tax expense. General and administrative expenses increased approximately $4,600 (2.8%) as a result of relatively insignificant fluctuations in various expense accounts. General Partners' incentive management fees remained constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. The amount of income from the Partnership's real estate joint venture allocated to the minority partner increased due to the increased profitability of the joint venture.

1996 COMPARED TO 1995

     Total revenues decreased from $2,484,242 in 1995 to $2,468,108 in 1996, total expenses increased from $1,563,848 to $1,620,477 and minority interest in income of the real estate joint venture decreased from $116,421 to $82,729. As a result of these fluctuations, net income decreased from $803,973 in 1995 to $764,902 in 1996. The decrease in rental revenues can be attributed to a combination of lower occupancy and unit rental rates. Average occupancy levels for the Partnership's six mini-storage facilities decreased from 85.2% for the year ended December 31, 1995, to 84% for the year ended December 31, 1996. The Partnership continued to adjust rental rates where market conditions made such adjustments feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. The increase in operating expenses of approximately $36,700 (6.1%) was primarily due to increases in yellow pages advertising costs, real estate tax expense and salaries and wages partially offset by decreases in maintenance and repair expense. General and administrative expenses decreased $14,500 (8.1%) primarily due to a decrease in office expenses. General Partners' incentive management fees increased approximately $24,400 (24.1%). These fees which are based on cash distributions to limited partners, increased as a result of an increase in these distributions. The amount of income from the Partnership's real estate joint venture allocated to the minority partner decreased due to the decreased profitability of the joint venture.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $26,200 (1.8%) in 1997 compared to 1996 primarily as a result of the increase in net income partially offset by decreases in depreciation and customer deposits and other liabilities and an increase in other assets. Net cash provided by operating activities decreased approximately $19,900 (1.3%) in 1996 compared to 1995 primarily as a result of the decrease in net income partially offset by an increase in customer deposits and other liabilities.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority interest in the Partnership's real estate joint venture. The General Partners determined that effective with the fourth quarter 1995 distribution, which was paid on January 15, 1996, distributions to the limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners from annual return of 7% paid in the prior year. In addition, a special distribution of 1% was declared and paid on December 15, 1996 and 1997.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1997, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 64 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 68 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 74 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1997, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1997 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1997, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1997, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1997.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 27, 1998
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 27, 1998
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 27, 1998
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 27, 1998
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1997, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                         1997        1996        1995        1994        1993

REVENUES              $2,424,488  $2,468,108  $2,484,242  $2,312,201  $2,315,457

COSTS AND EXPENSES     1,674,192   1,620,477   1,563,848   1,520,382   1,552,502

MINORITY INTEREST
 IN EARNINGS OF
 REAL ESTATE
 JOINT VENTURE           (93,305)    (82,729)   (116,421)    (93,634)   (88,765)
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  856,991  $  764,902  $  803,973  $  698,185  $  674,190
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $7,396,927  $8,011,698  $8,677,898  $9,031,055  $9,525,832
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,494,901  $1,468,741  $1,488,619  $1,331,083  $1,213,385
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    27.64  $    24.67  $    25.93  $    22.52  $    21.75
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    45.27  $    45.00  $    36.25  $    35.00  $    35.00
                      ==========  ==========  ==========  ==========  ==========
The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1997.


                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   856,991    $ 6,353,584
Capitalization of property
   acquisition costs                                                    466,135
Deferred rental revenues                                                 56,021
Excess financial statement
   depreciation                                            6,098        135,905
Excess tax return income from
real estate joint venture                                 35,372        445,555
Accrued incentive management fee                                        314,602
Accrued property taxes                                                  (75,000)
Accrued distributions                                                   310,030
Taxes paid - Buckley Road                                 (8,479)
                                                     -----------    -----------
Per Partnership income tax return                    $   889,982    $ 8,006,832
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     29.00
                                                     ===========

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 1997 and 1996                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 1997                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1997                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 1997                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


February 3, 1998

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                                  1997             1996

CASH AND CASH EQUIVALENTS                           $   496,565      $   549,578

PROPERTY, net (Notes 1, 2 and 3)                      6,832,913        7,420,663

OTHER ASSETS                                             67,449           41,457
                                                    -----------      -----------
TOTAL                                               $ 7,396,927      $ 8,011,698
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              314,604           314,604
Property management fees payable (Note 1)                8,206             7,193
Customer deposits and other liabilities                 94,657           112,823
                                                    -----------      -----------
Total liabilities                                      727,497           744,650
                                                    -----------      -----------
MINORITY INTERST IN REAL ESTATE
JOINT VENTURE (Notes 1 and 2)                          315,846           366,841

PARTNERS' EQUITY (Notes 1 and 4):
General partners                                       (73,905)         (68,439)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 1997 and 1996)                        6,427,489        6,968,646
                                                   ------------      -----------
Total partners' equity                                6,353,584        6,900,207
                                                   ------------      -----------
TOTAL                                               $ 7,396,927      $ 8,011,698
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                               1997         1996         1995

REVENUES:
Rental revenues                             $2,610,080   $2,450,664   $2,470,543
Interest income                                 14,408       17,444       13,699
                                            ----------   ----------   ----------
Total revenues                               2,624,488    2,468,108    2,484,242
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         587,750      604,057      597,673
 Operating expenses (Note 1)                   695,086      635,736      643,374
 General and administrative                    168,243      163,624      142,793
 General partners' incentive
  management fee (Note 4)                      125,563      125,563      101,148
 Property management fee (Note 1)               97,550       91,497       87,860
                                            ----------   ----------   ----------
Total expenses                               1,674,192    1,620,477    1,563,848
                                            ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE            950,296      847,631      920,394

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE (NOTES 1 and 2)          (93,305)      (82,729)   (116,421)
                                            ----------   ----------   ----------
NET INCOME                                  $  856,991   $  764,902   $  803,973
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  848,421   $  757,253   $  795,933
General partners                                 8,570        7,649        8,040
                                            ----------   ----------   ----------
TOTAL                                       $  856,991   $  764,902   $  803,973
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    27.64   $    24.67   $    25.93
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1995             $(58,938)     $7,909,264      $7,850,326

 Net income                               8,040         795,933         803,973

 Distributions (Note 4)                 (11,239)     (1,112,620)     (1,123,859)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995            (62,137)    $ 7,592,577     $ 7,530,440

 Net income                               7,649         757,253         764,902

 Distributions (Note 4)                 (13,951)     (1,381,184)     (1,395,135)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1996           $(68,439)    $ 6,968,646     $ 6,900,207

 Net income                               8,570         848,421         856,991

 Distributions                          (14,036)     (1,389,578)     (1,403,614)
                                        =======     ===========     ===========
BALANCE AT DECEMBER 31, 1997           $(73,905)    $ 6,427,489     $ 6,353,584



See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                            1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   856,991   $   764,902   $   803,973
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              587,750       604,057       597,673
  Minority interest in income
   of real estate joint venture              93,305        82,729       116,421
  Changes in assets and liabilities:
   Other assets                             (25,992)                     (6,002)
   Property management fees payable           1,013           333       (14,071)
   Customer deposits and
    other liabilities                       (18,166)       16,720        (9,375)
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,494,901     1,468,741     1,488,619

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (144,300)     (135,749)     (165,000)
Distributions to partners                (1,403,614)   (1,395,135)   (1,085,106)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,547,914)   (1,530,884)   (1,250,106)
                                        ------------   -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                      (6,230)      (41,878)
                                        -----------   -----------    ----------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (53,013)      (68,373)      196,635

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        549,578       617,951       421,316
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   496,565   $   549,578   $   617,951
                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1997

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

     Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life ranging from 15 to 20 years for the facilities. Improvements are depreciated over a five-year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes as as reported for financial statement purposes is $1,653,248.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (30,693 in 1997, 1996 and 1995).

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

     Impairment of Long-Lived Assets - The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Company recognizes an impairment. No impairment losses were required in 1997, 1996 or 1995.

3.   PROPERTY

     As of December 31, 1997 and 1996, the total cost of property and the accumulated depreciation are as follows:

                                                  1997                1996
       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              10,975,897         10,975,897
                                              -----------        -----------

       Total                                   13,705,687         13,705,687
       Accumulated depreciation                (6,872,774)        (6,285,024)
                                              -----------         ----------

       Property, net                          $ 6,832,913        $ 7,420,663
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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the financial statements of DSI Realty Income Fund IX (the "Partnership") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund IX, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


February 3, 1998

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $ 6,123         $420,200  $1,415,173  $1,835,373   $797,132  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965     9,188          696,000   2,105,153   2,801,153  1,210,250  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     7,091          352,350   1,259,627   1,611,977    758,487  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    18,598          298,740   2,199,400   2,498,180  1,215,871  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577     6,521          376,000   1,431,098   1,807,098    793,501  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,544,046    21,400          586,500   2,565,446   3,151,946  2,097,533  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,906,976  $ 68,921       $2,729,790 $10,975,897 $13,705,687*$6,872,774
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1995              13,657,579      5,083,294
                 Additions                                 41,878        597,673
                                                      -----------     ----------
               Balance at December 31, 1996            13,699,457      5,680,967
                 Additions                                  6,230        604,057
                                                      -----------     ----------
               Balance at December 31, 1996           $13,705,687     $6,285,024
                 Additions                                               587,750
                                                      -----------     ----------
               Balance at December 31, 1997           $13,705,687     $6,872,774
                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 28, 1997

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND IX

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1997 and December 31, 1996 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1997              Dec. 31, 1996

Azusa, CA                            83%                         82%

Elgin, IL                            81%                         83%

Everett, WA                          90%                         84%

Monterey Park, CA                    90%                         91%

Romeoville, IL                       78%                         82%

Aurora, CO*                          88%                         82%
----------
*The Partnership owns a 70% interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND IX
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President