Form 10-K
period 1999-12-31
DSI REALTY INCOME FUND IX
filed 2000-03-30
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1999. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1999, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 1999 and December 31, 1998 are as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 1999              Dec. 31, 1998

Azusa, CA                                81%                        85%

Elgin, IL                                81%                        79%

Everett, WA                              82%                        80%

Monterey Park, CA                        88%                        90%

Romeoville, IL                           75%                        77%

Aurora, CO*                              88%                        88%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 1999 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,235 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.61 per Limited Partnership were declared and paid each quarter for the year ended December 31, 1999 and $11.32 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and 1997. It is Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 1999
         --------------------------------------------------------------------
                   1999         1998         1997          1996          1995
                   ----         ----         ----          ----          ----

TOTAL REVENUES  $2,878,176   $2,779,151   $2,624,488  $ 2,468,108  $ 2,484,242

COSTS AND
EXPENSES         1,833,773    1,684,393    1,674,192    1,620,477    1,563,848

MINORITY
INTEREST
IN EARNINGS OF
REAL ESTATE
JOINT
VENTURE           (122,453)    (109,741)     (93,305)     (82,729)    (116,421)
               -----------  -----------  -----------  ------------  ------------

NET
INCOME         $   921,950  $   985,017  $   856,991  $   764,902  $   803,973
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 6,265,344  $ 6,924,389  $ 7,396,927  $ 8,011,698  $ 8,677,898
               ===========  ===========  ===========  ============  ============

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES     $ 1,639,711  $ 1,702,518  $ 1,494,901  $ 1,468,741  $ 1,488,619
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTION
PER $500
LIMITED
PARTNERSHIP
UNIT           $    29.74   $    31.77   $     27.64  $     24.67  $     25.93
               ===========  ===========  ===========  ============  ============

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $    50.47   $     45.30  $     45.27  $     45.00  $     36.25
               ===========  ===========  ===========  ============  ============

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     Total revenues increase from $2,779,151 in 1998 to $2,878,176 in 1999, while total expenses increased from $1,684,393 to $1,833,773 and minority interest in income of the real estate joint venture increased from $109,741 to $122,453. As a result of these fluctuations, net income decreased from $985,017 to $921,950. The approximate $101,500 (3.7%) increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's six mini-storage units averaged 82.4% for the year end-ed December 31, 1999 and 83.8% for the year ended December 31, 1998. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $83,800 (11.6%) increase in operating expenses was due primarily to increases in yellow pages and other advertising costs, maintenance and repair, salaries and wages, workers compensation and power and sweeping expenses partially offset by real estate tax and security alarm service expenses. General and administrative expenses increased approximately $9,600 (6.4%) as a result of relatively insignificant fluctuations in various expense accounts. General Partners' incentive management fees increased approximately $15,300 (12.2%). These fees, which are based on cash distributions to Limited Partners, in-creased as a result of an increase in these distributions. Property manage-ment fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

1998 COMPARED TO 1997

     Total revenues increased from $2,624,488 in 1997 to $2,779,151 in 1998, total expenses increased from $1,674,192 to $1,684,393 and minority interest in income of the real estate joint venture increased from $93,305 to $109,741. As a result of these fluctuations, net income increased from $856,991 in 1997 to $985,017 in 1998. The increase in rental revenues can be attributed to higher unit rental rates. Average occupancy levels for the Partnership's six mini-storage facilities decreased from 84.9% for the year ended December 31, 1997, to 83.8% for the year ended December 31, 1998. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant with decreases in yellow pages advertising costs, salaries and wages and worker's compensation insurance expenses being offset by increases in maintenance and repairs and real estate tax. General and administrative expenses increased approximately $3,500 (2.4%) as a result of relatively insignificant fluctuations in various expense accounts. General Partners' incentive management fees remained constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. The amount of income from the Partnership's real estate joint venture allocated to the minority partner increased due to the increased profitability of the joint venture.




                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by approximately $62,800 (3.7%) in 1999 compared to 1998 primarily as a result of the decrease in net income and decrease in other assets. Net cash provided by operating activities increased by approximately $207,600 (13.9%) as a result of the primarily as a result of the increase in net income partially offset by increase in net income and decrease in other assets.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority interest in the Partnership's real estate joint venture. Special distributions of 2%,1% and 1% were declared and paid on December 15, 1999, 1998 and 1997.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities in 1999. The Partnership has no material commitments for capital expenditures.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1999, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 66 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 70 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 76 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1999 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1999, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1999.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2000
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2000
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 2000
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 2000
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1999, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------
                   1999         1998         1997          1996          1995
                   ----         ----         ----          ----          ----
TOTAL
REVENUES        $2,878,176   $2,779,151   $2,624,488  $ 2,468,108  $ 2,484,242

TOTAL
EXPENSES         1,833,733    1,684,393    1,674,192    1,620,477    1,563,848

MINORITY INTEREST
IN INCOME OF REAL
ESTATE JOINT
VENTURE           (122,453)    (109,741)     (93,305)     (82,729)    (116,421)
               -----------  -----------  -----------  ------------  ------------

NET
INCOME         $   921,950  $   985,017  $   856,991  $   764,902  $   803,973
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 6,265,344  $ 6,924,389  $ 7,396,927  $ 8,011,698  $ 8,677,898
               ===========  ===========  ===========  ============  ============

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES     $ 1,639,711  $ 1,702,518  $ 1,494,901  $ 1,468,741  $ 1,488,619
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTION
PER $500
LIMITED
PARTNERSHIP
UNIT           $    29.74   $    31.77   $     27.64  $     24.67  $     25.93
               ===========  ===========  ===========  ============  ============

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     50.47  $    45.30   $     45.27  $     45.00  $     36.25
               ===========  ===========  ===========  ============  ============


The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1999.

                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   921,950    $ 5,291,164
Excess book depreciation                                  13,324        158,548
Accrued incentive management fee                                        314,602
Taxable income from joint venture
 in excess of book value                                  21,852        518,823
Acquisition costs capitalized
 for tax purposes                                                       466,135
Recognition of deferred rental revenues                                  56,021
Accrued distributions to partners                                       310,030
Accrued property taxes                                                  (75,000)
                                                     -----------    -----------
Per Partnership income tax return                    $   957,126    $ 7,040,323
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     31.18
                                                     ===========

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 1999 and 1998                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 1999                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1999                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 1999                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


January 28, 2000

DELOITTE & TOUCHE LLP
LOS ANGELES, CALIFORNIA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                  1999             1998

CASH AND CASH EQUIVALENTS                           $   503,249      $   633,690

PROPERTY, net (Notes 1, and 3)                        5,700,171        6,245,163

OTHER ASSETS                                             61,924           45,536
                                                    -----------      -----------
TOTAL                                               $ 6,265,344      $ 6,924,389
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              315,920           314,604
Property management fees payable (Note 1)                8,573             8,265
Customer deposits and other liabilities                117,213            94,891
                                                    -----------      -----------
Total liabilities                                      751,736           727,790
                                                    -----------      -----------
MINORITY INTERST IN REAL ESTATE
JOINT VENTURE (Notes 1 and 2)                          222,444           262,591

PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                       (84,529)         (78,101)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 1999 and 1998)                        5,375,693        6,012,109
                                                   ------------      -----------
Total partners' equity                                5,291,164        5,934,008
                                                   ------------      -----------
TOTAL                                               $ 6,265,344      $ 6,924,389
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                               1999         1998         1997

REVENUES:
Rental                                      $2,867,285   $2,765,747   $2,610,080
Interest income                                 10,891       13,404       14,408
                                            ----------   ----------   ----------
Total revenues                               2,878,176    2,779,151    2,624,488
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  587,750      587,750      587,750
 Operating                                     802,957      719,175      717,094
 General and administrative                    159,370      149,781      146,235
 General partners' incentive
  management fee (Note 4)                      140,831      125,563      125,563
 Property management fee (Note 1)              142,865      102,124       97,550
                                            ----------   ----------   ----------
Total expenses                               1,833,773    1,684,393    1,674,192
                                            ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE          1,044,403    1,094,758      950,296

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE (NOTES 1 and 2)          (122,453)    (109,741)    (93,305)
                                            ----------   ----------   ----------
NET INCOME                                  $  921,950   $  985,017   $  856,991
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  912,730   $  975,167   $  848,421
General partners                                 9,220        9,850        8,570
                                            ----------   ----------   ----------
TOTAL                                       $  921,950   $  985,017   $  856,991
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    29.74   $    31.77   $    27.64
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE, JANUARY 1, 1997               $(68,439)    $ 6,968,646     $ 6,900,207

 Net income                               8,570         848,421         856,991

 Distributions                          (14,036)     (1,389,578)     (1,403,614)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 1997             $(73,905)    $ 6,427,489     $ 6,353,584

 Net income                               9,850         975,167         985,017

 Distributions                          (14,046)     (1,390,547)     (1,404,593)
                                        -------     -----------     -----------
BALANCE,  DECEMBER 31, 1998            $(78,101)    $ 6,012,109     $ 5,934,008

 Net income                               9,220         912,730         921,950

 Distributions                          (15,648)     (1,549,146)     (1,564,794)
                                        -------      ----------      ----------
BALANCE,  DECEMBER 31, 1999            $(84,529)    $ 5,375,693     $ 5,291,164
                                        =======     ===========     ===========



See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                            1999          1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   921,950   $   985,017   $   856,991
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              587,750       587,750       587,750
  Minority interest in income
   of real estate joint venture             122,453       109,741        93,305
  Changes in assets and liabilities:
   Other assets                             (16,388)       19,717       (25,992)
   Property management fees payable             308            59         1,013
   Incentive management fee payable           1,316
   Customer deposits and
    other liabilities                        22,322           234       (18,166)
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,639,711     1,702,518     1,494,901

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (42,758)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (162,600)     (160,800)     (144,300)
Distributions to partners                (1,564,794)   (1,404,593)   (1,403,614)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,727,394)   (1,565,393)   (1,547,914)
                                        ------------   -----------   ----------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                           (130,441)      137,125      (53,013)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        633,690       496,565      549,578
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   503,249   $   633,690   $  496,565
                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1999

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

     The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70 percent interest in a mini-storage facility in Aurora, Colorado. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to five percent of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of DSI Realty Income Fund IX and its 70 percent-owned real estate joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes as as reported for financial statement purposes is $1,749,159.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Reclassification - Certain reclassifications have been made to the 1998 and 1997 amounts to conform to the 1999 presentation.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (30,693 in 1999, 1998 and 1997).

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

     Impairment of Long-Lived Assets - The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected future cash flow is less than the carrying amount of the asset, the Company recognizes an impairment. No impairment losses were required in 1999,1998, or 1997.

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


3.   PROPERTY

     As of December 31, 1999 and 1998, the total cost of property and the accumulated depreciation are as follows:

                                                  1999                19978
       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,018,655         10,975,897
                                              -----------        -----------

       Total                                   13,748,445         13,705,687
       Accumulated depreciation                (8,048,274)        (7,460,524)
                                              -----------         ----------

       Property, net                          $ 5,700,171        $ 6,245,163
                                              ===========        ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated one percent of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percent-age, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of Partnership distri-butions made from cash available for distribution from operations, as defined.

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

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $ 6,123         $420,200  $1,415,173  $1,835,373   $867,586  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965     9,188          696,000   2,105,153   2,801,153  1,315,048  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     7,091          352,350   1,259,627   1,611,977    821,113  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    40,597          298,740   2,221,399   2,520,139  1,324,911  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577     6,521          376,000   1,431,098   1,807,098    864,730  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,544,046    42,159          586,500   2,586,205   3,172,705  2,267,136  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,906,976  $111,679       $2,729,790 $11,018,655 $13,748,445*$7,460,524
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance at January 1, 1997             $13,705,687     $6,285,024
                 Additions                                               587,750
                                                      -----------     ----------
               Balance at December 31, 1997           $13,705,687     $6,872,774
                 Additions                                               587,750
                                                      -----------     ----------
               Balance at December 31, 1998           $13,705,687     $7,460,524
                 Additions                                 42,758        587,750
                                                      -----------     ----------
               Balance at December 31, 1999           $13,748,445     $8,048,274

                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 31, 1999

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND IX

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1999 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1999 and December 31, 1998 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1999              Dec. 31, 1998

Azusa, CA                            81%                         85%

Elgin, IL                            81%                         79%

Everett, WA                          82%                         80%

Monterey Park, CA                    88%                         90%

Romeoville, IL                       75%                         77%

Aurora, CO*                          88%                         88%
----------
*The Partnership owns a 70% interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND IX
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President