Form 10-K
period 2000-12-31
DSI REALTY INCOME FUND IX
filed 2001-03-29
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2000. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2000 and December 31, 1999 are as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2000              Dec. 31, 1999

Azusa, CA                                85%                        81%

Elgin, IL                                81%                        81%

Everett, WA                              82%                        82%

Monterey Park, CA                        89%                        88%

Romeoville, IL                           78%                        75%

Aurora, CO*                              86%                        88%

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

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2000 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,228 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $12.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and $12.61 per Limited Partnership Unit were declared and paid each quarter for the year ended 1998. It is the Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2000
         --------------------------------------------------------------------
                   2000         1999         1998          1997          1996
                   ----         ----         ----          ----          ----
TOTAL REVENUES
AND OTHER
INCOME         $ 2,960,225  $ 2,878,176  $ 2,779,151  $ 2,624,488  $ 2,468,108

TOTAL
EXPENSES         1,863,988    1,833,773    1,684,393    1,674,192    1,620,477

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (121,220)    (122,453)    (109,741)     (93,305)     (82,729)
               -----------  -----------  -----------  ------------  ------------

NET
INCOME         $   975,017  $   921,950  $   985,017  $   856,991  $   764,902
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 5,709,174  $ 6,265,344  $ 6,924,389  $ 7,396,927  $ 8,011,698
               ===========  ===========  ===========  ============  ============

CASH FLOW FROM:
OPERATING      $ 1,666,833  $ 1,639,711  $ 1,702,518   $ 1,494,901  $ 1,468,741
INVESTING           (5,940)     (42,758)         -             -            -
FINANCING       (1,654,732)  (1,727,394)  (1,565,393)   (1,547,914)  (1,530,884)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     31.45  $     29.64  $     31.77  $      27.64  $      24.67
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     47.99  $     50.47  $     45.30  $      45.27  $      45.00
               ===========  ===========  ===========  ============  ============

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


2000 COMPARED TO 1999

Total revenues increased from $2,867,285 in 1999 to $2,952,549 in 2000, total expenses increased from $1,833,773 to $1,863,988, other income decreased from $10,891 to $7,676 and minority interest in income of the real estate joint venture decreased from $122,453 to $121,220. As a result of these fluctuations, net income attributed to higher occupacy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.8% for the year ended December 31, 2000 and 82.4% for the year ended December 31, 1999. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $32,800 (4.1%) increase in operating expenses was due primarily to increases in real estate tax, salaries and wages, workers compensation insurance and security alarm service expenses partially offset by decreases yellow pages advertising costs, maintenance and repair and power and sweeping expenses. General and administrative expenses increased approximately $19,700 (12.4%) primarily as a result of increases in legal and professional and office supplies and printing expenses. General Partners' incentive management fees decreased approximately $6,900 (5.0%). These fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

1999 COMPARED TO 1998

Total revenues increased from $2,765,747 in 1998 to $2,867,285 in 1999, total expenses increased from $1,684,393 to $1,833,773, other income decreased from $13,404 to $10,891 and minority interest in income of the real estate joint venture increased from $109,741 to $122,453. As a result, of these fluctuations net income decreased from $985,017 to $921,950. The approximate $101,500 (3.7%) increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 82.4% for the year ended December 31, 1999 and 83.8% for the year ended
December 31, 1998. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $83,800 (11.6%) increase in operating expenses was due primarily to increases in yellow pages and other advertising costs, maintenance and repair, salaries and wages, workers compensation and power and sweeping expenses partially offset by real estate tax and security alarm service expenses.
General and administrative expenses increased approximately $9,600 (6.4%) as a result of relatively insignificant fluctuations in various expense accounts. General Partners' incentive management fees increased approximately $15,300 (12,2%). These fees, which are based on cash distributions to Limited Partners, increased as a result of an increase in these distributions. Property manage-ment fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $27,100 (1.7%) in 2000 compared to 1999 primarily as a result of the increase in net income. Net cash provided by operating activities decreased by approx-imately $62,800 (3.7%) in 1999 compared to 1998 primarily as a result of the decrease in net income. Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority interest in the Partnership's real estate joint venture. Special distributions of 1.5%, 2% and 1% was declared and paid on December 15, 2000, 1999 and 1998.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's anticipates that cash flows generated from operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2000 and 1999 was as follows:

                                        2000 Quarter Ended
                                        ------------------

                          March 31,   June 30,   September 30,   December 31,

Total revenues            $700,729    $701,010    $782,414        $768,396

Income before minority
interest in joint
venture                    229,692     239,584     289,568         337,393

Net income                 197,503     213,395     260,081         304,038

Net income per
limited partnerhip
unit                      $   6.37    $   6.88    $   8.39        $   9.81

Weighted average
limited partnership
units                        30,693     30,693      30,693          30,693


                                        1999 Quarter Ended
                                        ------------------

                          March 31,   June 30,   September 30,  December 31,

Total revenues            $705,837    $732,740    $725,364       $703,344

Income before minority
interest in joint
venture                    217,539     278,526     300,131        248,207

Net income                 191,890     248,950     267,754        213,356

Net income per
limited partnership
unit                      $   6.19    $   8.03    $   8.64      $    6.88

Weighted average
limited partnership
uits                        30,693      30,693      30,693         30,693

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2000, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 67 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 71 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 77 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2000 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2000, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2000.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2001
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2001
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 30, 2001
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 30, 2001
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
                   2000         1999         1998          1997          1996
                   ----         ----         ----          ----          ----
TOTAL REVENUES
AND OTHER
INCOME         $ 2,960,225  $ 2,878,176  $ 2,779,151  $ 2,624,488  $ 2,468,108

TOTAL
EXPENSES         1,863,988    1,833,773    1,684,393    1,674,192    1,620,477

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (121,220)    (122,453)    (109,741)     (93,305)     (82,729)
               -----------  -----------  -----------  ------------  ------------

NET
INCOME         $   975,017  $   921,950  $   985,017  $   856,991  $   764,902
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 5,709,174  $ 6,265,344  $ 6,924,389  $ 7,396,927  $ 8,011,698
               ===========  ===========  ===========  ============  ============

CASH FLOW FROM:
OPERATING      $ 1,666,833  $ 1,639,711  $ 1,702,518   $ 1,494,901  $ 1,468,741
INVESTING           (5,940)     (42,758)         -             -            -
FINANCING       (1,654,732)  (1,727,394)  (1,565,393)   (1,547,914)  (1,530,884)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     31.45  $     29.64  $     31.77  $      27.64  $      24.67
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     47.99  $     50.47  $     45.30  $      45.27  $      45.00
               ===========  ===========  ===========  ============  ============



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2000.

                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   975,017    $ 4,778,339
Excess book depreciation                                  13,823        172,371
Accrued incentive management fee                                        314,602
Taxable income from joint venture
 in excess of book value                                  22,421        541,244
Acquisition costs capitalized
 for tax purposes                                                       466,135
Recognition of deferred rental revenues                                  56,021
Accrued distributions to partners                                       310,030
Accrued property taxes                                   (15,197)       (75,000)
                                                     -----------    -----------
Per Partnership income tax return                    $   996,064    $ 6,563,742
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     32.13
                                                     ===========

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 2000 and 1999                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2000                                        F-3

    Consolidated Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 2000                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2000                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial state-ment schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  in the
United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principlesgenerally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


February 2, 2001

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                  2000             1999

CASH AND CASH EQUIVALENTS                           $   509,410      $   503,249

PROPERTY, net (Note 3)                                5,137,840        5,699,515

OTHER ASSETS                                             61,924           62,580
                                                    -----------      -----------
TOTAL                                               $ 5,709,174      $ 6,265,344
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              317,287           315,920
Property management fees payable                         9,849             8,573
Customer deposits and other liabilities                116,895           117,213
                                                    -----------      -----------
Total liabilities                                      754,061           751,736
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE (Note 2)                                 176,774           222,444

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                       (89,657)         (84,529)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2000 and 1999)                       4,867,339        5,375,693
                                                   ------------      -----------
Total partners' equity                               4,778,339        5,291,164
                                                   ------------      -----------
TOTAL                                              $ 5,709,174     $  6,265,344
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                               2000         1999         1998

REVENUES:
Rental                                      $2,952,549   $2,867,285   $2,765,747
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  567,615      587,750      587,750
 Operating                                     835,709      802,957      719,175
 General and administrative                    179,105      159,370      149,781
 General partners' incentive
  management fee (Note 4)                      133,906      140,831      125,563
 Property management fee                       147,653      142,865      102,124
                                            ----------   ----------   ----------
Total expenses                               1,863,988    1,833,773    1,684,393
                                            ----------   ----------   ----------

OPERATING INCOME                             1,088,561    1,033,512    1,081,354

OTHER INCOME-
 Interest income                                 7,656       10,891       13,404
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE          1,096,237    1,044,403    1,094,758

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE (NOTES 2)                (121,220)    (122,453)   (109,741)
                                            ----------   ----------   ----------
NET INCOME                                  $  975,017   $  921,950   $  985,017
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                 9,750        9,220        9,850
Limited partners                            $  965,267   $  912,730   $  975,167
                                            ----------   ----------   ----------
TOTAL                                       $  975,107   $  921,950   $  985,017
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    31.45   $    29.74   $    31.77
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------
BALANCE AT JANUARY 1, 1998             $(73,905)    $ 6,427,489     $ 6,353,584

 Net income                               9,850         975,167         985,017

 Distributions                          (14,046)     (1,390,547)     (1,404,593)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1998           $(78,101)    $ 6,012,109     $ 5,934,008

 Net income                               9,220         912,730         921,950

 Distributions                          (15,648)     (1,549,146)     (1,564,794)
                                        -------     -----------     -----------

BALANCE AT DECEMBER 31,1999             (84,529)      5,375,693       5,291,164

Net income                                9,750         965,267         975,017

Distributions                           (14,878)     (1,472,964)     (1,487,842)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 2000           $(89,657)    $ 4,867,996     $ 4,778,339
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                            2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   975,017   $   921,950   $   985,017
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              567,615       587,750       587,750
  Minority interest in income
   of real estate joint venture             121,220       122,453       109,741
  Changes in assets and liabilities:
   Other assets                                 656       (16,388)       19,717
   Property management fees payable           1,276           308            59
   Incentive management fees payable          1,367         1,316
   Customer deposits and
    other liabilities                          (318)       22,322           234
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,666,833     1,639,711     1,702,518
                                        -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                        (5,940)      (42,758)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (166,890)     (162,600)     (160,800)
Distributions to partners                (1,487,842)   (1,564,794)   (1,404,593)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,654,732)   (1,727,394)   (1,565,393)
                                        ------------   -----------   ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                              6,161      (130,441)      137,125

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        503,249       633,690       137,125
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   509,410   $   503,249   $   633,690
                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2000

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

     The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

     Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,785,403.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (30,693 in 2000, 1999 and 1998).

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2000, 1999 or 1998.

     Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

     Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The adoption of SAB 101 did not impact the financial statements .

3.   PROPERTY

     As of December 31, 2000 and 1999, the total cost of property and the accumulated depreciation are as follows:

                                                  2000                1999
       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,023,939         11,017,999
                                              -----------        -----------

       Total                                   13,753,729         13,747,789
       Accumulated depreciation                (8,615,889)        (8,048,274)
                                              -----------         ----------

       Property, net                          $ 5,137,840        $ 5,699,515
                                              ===========        ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated one percent of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percent-age, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of Partnership distri-butions made from cash available for distribution, calculated as cash generated from operations less capital expenditures.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enter-prise and Related Information." The Partnership operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $ 6,123         $420,200  $1,415,173  $1,835,373 $1,835,373  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965     9,188          696,000   2,105,153   2,801,153  1,524,644  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     6,431          352,350   1,258,967   1,611,317    946,369  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    40,597          298,740   2,221,399   2,520,139  1,542,991  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    12,462          376,000   1,437,039   1,813,039  1,007,184  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,544,046    42,162          586,500   2,586,208   3,172,708  2,586,208  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,906,976  $116,963       $2,729,790 $11,023,939 $13,753,729*$8,615,889
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance at January 1, 1998             $13,705,687     $6,272,774
                 Additions                                               587,750
                                                      -----------     ----------
               Balance at December 31, 1998           $13,705,031     $7,460,524
                 Additions                                 42,758        587,750
                                                      -----------     ----------
               Balance at December 31, 1999           $13,747,789     $8,048,274
                 Additions                                  5,940        567,615
                                                      -----------     ----------
               Balance at December 31, 2000           $13,753,729     $8,615,889
                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 30, 2001

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND IX

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2000 and December 31, 1999 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2000              Dec. 31, 1999

Azusa, CA                            85%                         81%

Elgin, IL                            81%                         81%

Everett, WA                          82%                         82%

Monterey Park, CA                    89%                         88%

Romeoville, IL                       78%                         75%

Aurora, CO*                          86%                         88%
----------
*The Partnership owns a 70% interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND IX
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President