Form 10-Q
period 2001-03-31
DSI REALTY INCOME FUND IX
filed 2001-05-16
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 27, 2001               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 27, 2001               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 27, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2001 and 2000, total revenues increased 11.0% from $700,729 to $778,084, total expenses decreased 12.1% from $472,822 to $415,684, other income decreased from $1,785 to $1,208 and minority interest in income of real estate joint venture increased 34.8% from $32,189 to $43,394. As a result, net income increased 62.1% from $197,503 to $320,214 for the three-month period ended March 31, 2001, as compared to the same period in 2000. The increase in revenue can be attributed to an increase in rental income due to higher occupancy levels. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.8% for the three month period ended March 31, 2001 as compared to 79.4% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased by approximately $48,500 (12.2%) primarily as a result of decreases in depreciation, yellow pages advertising costs, maintenance and repair and workers compensation insurance expenses, partially offset by increases in property management fees, salaries and wages and power and sweeping expenses. The decrease in depreciation is the result of one of the Partnership's properties being fully depreciated. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snow falls in areas of Illinois and Michigan where Partnership facilities are located. General and administrative expenses decreased approximately $8,600 (11.4%) primarily as a result of decreases in legal and professional and equipment and computer lease expenses.

The General Partners plan to continue their policy of funding the continuing improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

We are not enclosing a copy of the Partnership Form 10-Q as filed with the Securities and Exchange Commission since all the information set forth therein is contained either in this letter or in the attached financial statements. However, if you wish to receive a copy of said report, please send a written request to DSI Realty Income Fund IX, P.O. Box 357, Long Beach, California 90801.

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2001 AND DECEMBER 31, 2000

                                         March 31,      December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  648,139       $  509,410
PROPERTY, NET                             5,033,303        5,137,840

OTHER ASSETS                                 61,924           61,924

TOTAL                                    $5,743,366       $5,709,174

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  774,875       $  754,061

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 179,968          176,774


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (89,555)         (89,657)
     Limited Partners                     4,878,078        4,867,996

  Total partners' equity                  4,788,523        4,778,339

TOTAL                                    $5,743,366       $5,709,174


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                         March 31,       March 31,
                                           2001             2000
REVENUES:

Rental                                   $  778,084       $  700,729

EXPENSES:

Operating                                   348,631          397,175
General and administrative                   67,053           75,647
     Total expenses                         415,684          472,822

OPERATING INCOME                            362,400          227,907

OTHER INCOME
  Interest                                    1,208            1,785


INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            363,608          229,692

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (43,394)         (32,189)

NET INCOME                               $  320,214       $  197,503


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  317,012       $  195,528
    General partners                          3,202            1,975

TOTAL                                    $  320,214       $  197,503

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.33       $     6.37


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($84,529)     $5,375,693   $5,291,164

NET INCOME                               1,975         195,528      197,503
DISTRIBUTIONS                           (3,100)       (306,930)    (310,030)

BALANCE AT MARCH 31, 2000             ($85,654)     $5,264,291   $5,178,637

BALANCE AT JANUARY 1, 2001            ($89,657)     $4,867,996   $4,778,339

NET INCOME                               3,202         317,012      320,214
DISTRIBUTIONS                           (3,100)       (306,930)    (310,030)

BALANCE AT MARCH 31, 2001             ($89,555)     $4,878,078   $4,788,523

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                       March 31,          March 31,
                                         2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 320,214          $ 197,503

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        104,537            146,938
     Minority interest in income
       real estate joint venture          43,394             32,189
     Changes in assets and
      	liabilities:
     Increase in other assets                  0             (9,248)
     Increase(decrease)in liabilities     20,814             (2,423)
Net cash provided by
  operating activities                   488,959            364,959

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (310,030)          (310,030)
     Distributions paid to minority
       interest in real estate
       joint venture                     (40,200)           (40,800)
Net cash used in
         financing activities           (350,230)          (350,830)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      138,729             14,129

CASH AND CASH EQUIVALENTS:

     At beginning of period              509,410            503,249
     At end of period                  $ 648,139          $ 517,378


See accompanying notes to consolidated financial statements(unaudited).


DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 30,693 limited partnership units.


The accompanying consolidated financial information as of March 31, 2001 and for the periods ended March 31, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of March 31, 2001, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

        Land                                 $  2,729,790
        Buildings and equipment                11,023,943
        Total                                  13,753,733
        Less: Accumulated Depreciation        ( 8,720,430)
        Property - Net                       $  5,033,303

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.