Form 10-Q
period 2001-06-30
DSI REALTY INCOME FUND IX
filed 2001-08-15
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2001                DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2001                DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2001, and 2000, total revenues increased 15.3% from $701,010 to $807,977 and total expenses decreased 1.1% from $463,204 to $458,126 and other income decreased from $1,778 to $974. Minority interest in income of real estate joint venture increased 64.5% from $26,189 to $43,090. As a result, net income increased 44.2% from $213,395 to $307,735 for the three-month period ended June 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mii-storage facilities averaged 88.6% for the three-month period ended June 30, 2001 as compared to 81.8% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in tis various mini-storage facilities. Operating expenses decreased approximately $6,600 (1.7%) due primarily to decreases in yellow pages advertising costs and depreciation, partially offset by increases in maintenance and repair, property management fees and salaries and wage expenses. The decrease in depreciation is the result of one of the Partnership's properties being fully depreciated. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses remained relatively constant. Minority interest in income of real estate joint venture increased as a result of lower operating expenses at that facility, primarily as a result of a decrease in depreciation expense due to the property being fully depreciated as of December 31, 2000.

For the six month periods ended June 30, 2001, and 2000, total revenues increased 13.1% from $1,401,739 to $1,586,061 and total expenses decreased 6.6% from $936,026 to $873,810 and other income decreased from $3,565 to $2,182. Minority interest in income of real estate joint venture increased 48.1% from $58,380 to $86,484. As a result, net income increased 52.8% from $410,898 to $627,949 for the six-month period ended June 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of hiher occupancy and unit rental rates. Operating expenses decreased approximately $55,100 (6.9%) due primarily to decreases in yellow pages advertising costs, legal and professional, workers compensation insurance and depreciation expenses, partially offset by increases in property management fees, salaries and wage and power and sweeping expenses. The increase in property management fees was discussed above. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snowfalls in Illinois where Partnership properties are located. General and administrative expenses decreased approximately $7,100 (5.1%) primarily as a result of a decrease in equipment and computer lease expenses. The increase in minority interest in income of real estate joint venture was discussed above.

The General Partners plan to continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

                                          June 30,      December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  685,034       $  509,410
PROPERTY, Net                             4,928,766        5,137,840

OTHER ASSETS                                 70,924           61,924

TOTAL                                    $5,684,724       $5,709,174

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  715,638       $  754,061

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 182,858          176,774

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (89,579)         (89,657)
     Limited Partners                     4,875,807        4,867,996

  Total partners' equity                  4,786,228        4,778,339

TOTAL                                    $5,684,724       $5,709,174


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                         June 30,         June 30,
                                          2001             2000
REVENUES:

Rental                                   $  807,977       $  701,010

EXPENSES:

Operating                                   392,416          399,020
General and Administrative                   65,710           64,184
     Total expenses                         458,126          463,204

OPERATING INCOME                            349,851          237,806

OTHER INCOME
   Interest                                     974            1,778

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            350,825          239,584


MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (43,090)         (26,189)

NET INCOME                               $  307,735       $  213,395


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  304,658       $  211,261
    General Partners                          3,077            2,134

TOTAL                                    $  307,735       $  213,395

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     9.93       $     6.88


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                         June 30,         June 30,
                                           2001             2000

REVENUES:
Rental                                   $1,586,061       $1,401,739

EXPENSES:
Operating                                   741,047          796,195
General and administrative                  132,763          139,831
Total expenses                              873,810          936,026

OPERATING INCOME                            712,251          465,713

OTHER INCOME
   Interest                                   2,182            3,565

INCOME BEFORE MINORITY INTEREST IN
 INCOME OF REAL ESTATE JOINT VENTURE        714,433          469,278

MINORITY INTEREST IN INCOME OF REAL
 ESTATE JOINT VENTURE                       (86,484)         (58,380)

NET INCOME                                 $627,949         $410,898

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                          $621,670         $406,789
 General Partners                             6,279            4,109
TOTAL                                      $627,949         $410,898

NET INCOME PER LIMITED PARTNERSHIP UNIT      $20.25           $13.25

LIMITED PARTNERSHIP UNITS USED
 IN PER UNIT CALCULATION                     30,693           30,693


See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($84,529)     $5,375,693   $5,291,164

NET INCOME                               4,109         406,789      410,898
DISTRIBUTIONS                           (6,200)       (613,860)    (620,060)

BALANCE AT JUNE 30, 2000              ($86,620)     $5,168,622   $5,082,002

BALANCE AT JANUARY 1, 2001            ($89,657)     $4,867,996   $4,778,339

NET INCOME                               6,279         621,670      627,949
DISTRIBUTIONS                           (6,201)       (613,859)    (620,000)

BALANCE AT JUNE 30, 2001              ($89,579)     $4,875,807   $4,786,228


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                        June 30,           June 30,
                                         2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 627,949          $ 410,898

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        209,074            293,875
     Minority interest in income
       of real estate joint venture       86,484             58,380
     Changes in assets and
      	liabilities:
     Increase(decrease)in other assets    (9,000)             2,199
     Decrease in liabilities             (38,423)           (17,682)

Net cash provided by
  operating activities                   876,084            747,670

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (620,060)          (620,060)
     Distributions paid to minority
       interest in real estate
       joint venture                     (80,400)           (74,400)
     Net cash used in
       financing activities             (700,460)          (697,460)

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                    175,624             50,210

CASH AND CASH EQUIVALENTS:

     At beginning of period              509,410            503,249
     At end of period                  $ 685,034          $ 553,459


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

The accompanying consolidated financial information as of June 30, 2001 and for the periods ended June 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of June 30, 2001, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

        Land                                 $  2,729,790
        Buildings and equipment                11,023,943
        Total                                  13,753,733
        Less: Accumulated Depreciation        ( 8,824,967)
        Property - Net                       $  4,928,766

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.