Form 10-Q
period 2001-09-30
DSI REALTY INCOME FUND IX
filed 2001-11-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2001, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2001             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2001             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                October 31, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
                        OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2001 and 2000, total revenues increased 2.9% from $782,414 to $805,170 and total expenses de-creased 8.9% from $494,737 to $450,307 and other income decreased from $1,891 to $783. Minority interest in income of real estate joint venture increased 34.5% from $29,487 to $39,652. As a result, net income increased 21.5% from $260,081 to $315,994 for the three-month period ended September 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.8% for the three-month period ended September 30, 2001 as compared to 87.7% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $50,700 (11.2%) due primarily to decreases in advertising, salaries and wages, security alarm services and depreciation expenses, partially offset by an increase in maintenance and repair expense. The de-crease in depreciation is the result of one of the Partnership's properties being fully depreciated. General and administrative expenses remained relatively constant. Minority interest in income of real estate joint venture increased as a result of lower operating expenses at that facility, primarily as a result of a decrease in depreciation expense due to the property being fully depreciated as of December 31, 2000.

For the nine-month periods ended September 30, 2001, and 2000, total revenues increased 9.5% from $2,184,154 to $2,391,231 and total expenses decreased 7.5% from $1,430,763 to $1,324,117 and other income decreased from $5,456 to $2,965. Minority interest in income of real estate joint venture in-creased 43.6% from $87,868 to $126,136. As a result, net income increased 40.7% from $670,979 to $943,943 for the nine-month period ended September 30, 2001, as compared to the same period in 2000. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses de-creased approximately $105,900 (8.5%) due primarily to decreases in advertis-ing, legal and professional,workers compensation insurance, security alarm services and depreciation expenses, partially offset by increases in mainten-ance and repair, property management fees, salaries and wage and power and sweeping expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snowfalls in Illinois where Partnership properties are located. General and administrative expenses remained relatively constant. The increase in minority interest in income of real estate joint venture was discussed above.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President



                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                       September 30,      December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  826,935       $  509,410
PROPERTY, Net                             4,824,230        5,137,840
OTHER ASSETS                                 70,924           61,924

TOTAL                                    $5,722,089       $5,709,174

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  748,187       $  754,061

MINORITY INTEREST IN
REAL ESTATE JOINT VENTURE                   181,710          176,774

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (89,519)         (89,657)
     Limited Partners                     4,881,711        4,867,996

  Total partners' equity                  4,792,192        4,778,339

TOTAL                                    $5,722,089       $5,709,174

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                       September 30,    September 30,
                                           2001             2000
REVENUES:

Rental                                   $  805,170       $  782,414

EXPENSES:

Operating                                   403,852          454,557
General and administrative                   46,455           40,180
     Total expenses                         450,307          494,737

OPERATING INCOME                            354,863          287,677

OTHER INCOME
  Interest                                      783            1,891

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             355,646          289,568

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (39,652)         (29,487)

NET INCOME                               $  315,994       $  260,081


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  312,834       $  257,480
    General partners                          3,160            2,601

TOTAL                                    $  315,994       $  260,081

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.19       $     8.39


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




                                      September 30,     September 30,
                                           2001             2000



REVENUES:

Rental                                 $2,391,231       $2,184,154

EXPENSES:
Operating                               1,144,899        1,250,752
General and Administrative                179,218          180,011
Total Expenses                          1,324,117        1,430,763

OPERATING INCOME                        1,067,114          753,391

OTHER INCOME
   Interest                                 2,965            5,456

INCOME BEFORE MINORITY INTEREST
IN INCOME OF REAL ESTATE
JOINT VENTURE                           1,070,079          758,847

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                     (126,136)         (87,868)

NET INCOME                               $943,943         $670,979


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                          943,504          664,269
General Partners                            9,439            6,710

TOTAL                                     943,943          670,979

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $30.45           $21.64

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               30,693           30,693

See accompanying notes to financial statements(unaudited).

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($84,529)     $5,375,693   $5,291,164

NET INCOME                               6,710         664,269      670,979
DISTRIBUTIONS                           (9,300)       (920,790)    (930,090)

BALANCE AT SEPTEMBER 30, 2000         ($87,119)     $5,119,172   $5,032,053

BALANCE AT JANUARY 1, 2001            ($89,657)     $4,867,996   $4,778,339

NET INCOME                               9,439         934,504      943,943
DISTRIBUTIONS                           (9,301)       (920,789)    (930,090)

BALANCE AT SEPTEMBER 30, 2001         ($89,519)     $4,881,711   $4,792,192



See accompanying notes to consolidated financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    September 30,     September 30,
                                        2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 943,943        $670,979

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        313,610         440,813
     Loss on disposal of
     property and equipment                                  656
     Minority interest in income
       of real estate joint venture      126,136          87,868
     Changes in assets and
      	liabilities:

    (Increase)decrease in other assets    (9,000)          2,199
    (Decrease)increase in liabilities     (5,874)         50,153

Net cash provided by
  operating activities                 1,368,815       1,252,668

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (930,090)       (930,090)
     Distributions paid to
       minority interest in
       real estate joint venture        (121,200)       (129,300)
Net cash used in financing activities (1,051,290)     (1,059,390)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      317,525         193,278

CASH AND CASH EQUIVALENTS:

     At beginning of period              509,410         503,249
     At end of period                  $ 826,935        $696,527


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph
W. Conway) and limited partners owning 30,693 limited partnership units.

The accompanying consolidated financial information as of September 30, 2001, and for the periods ended September 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of September 30, 2001, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

        Land                                 $  2,729,790
        Buildings and equipment                11,023,943
        Total                                  13,753,733
        Less: Accumulated Depreciation        ( 8,929,503)
        Property - Net                       $  4,824,230




3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.