Form 10-K
period 2001-12-31
DSI REALTY INCOME FUND IX
filed 2002-03-27
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2001. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2001 and December 31, 2000 are as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2001              Dec. 31, 2000

Azusa, CA                                86%                        85%

Elgin, IL                                85%                        81%

Everett, WA                              88%                        82%

Monterey Park, CA                        89%                        89%

Romeoville, IL                           85%                        78%

Aurora, CO*                              88%                        86%

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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2001 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,217 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.98 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $12.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999. It is the Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2001
         --------------------------------------------------------------------
                   2001         2000         1999          1998          1997
                   ----         ----         ----          ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $3,201,000  $ 2,960,225  $ 2,878,176  $ 2,779,151  $ 2,624,488

TOTAL
EXPENSES         1,756,730    1,863,988    1,833,773    1,684,393    1,674,192

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (168,986)    (121,220)    (122,453)     (109,741)    (93,305)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $ 1,275,284  $   975,017  $   921,950  $    985,017  $   856,991
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 5,472,712  $ 5,709,174  $ 6,265,344  $ 6,924,389   $ 7,396,927
               ===========  ===========  ===========  ============  ============

CASH FLOW FROM:
OPERATING      $ 1,803,290  $ 1,666,833  $ 1,639,711  $ 1,702,518   $ 1,494,901
INVESTING          (28,442)      (5,940)     (42,758)         -             -
FINANCING       (1,650,755)  (1,654,732)  (1,727,394)  (1,565,393)   (1,547,914)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     41.13  $     31.45  $     29.64  $     31.77  $      27.64
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     47.95  $     47.99  $     50.47  $     45.30  $      45.27
               ===========  ===========  ===========  ============  ============




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


2001 COMPARED TO 2000

Total revenues increased from $2,952,549 in 2000 to $3,197,589 in 2001, total expenses decreased from $1,863,988 to $1,756,730, other income decreased from $7,676 to $3,411 and minority interest in income of the real estate joint venture increased from $121,220 to $168,9860. As a result of these fluctuations net income increased from $975,017 to $1,275,284. The approximate $245,000 (8.30%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.2% for the year ended December 31, 2001 and 83.8% for the year ended December 31, 2000. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $27,200 (3.3%) increase in operating expenses was due primarily to increases in yellow pages advertising, maintenance and repair, salaries and wages and power and sweeping expenses, partially offset by decreases in workers compensation insurance and security alarm service expenses. General and admin-istrative expenses and General Partners' incentive management fees remained relatively constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.


2000 COMPARED TO 1999

Total revenues increased from $2,867,285 in 1999 to $2,952,549 in 2000, total expenses increased from $1,833,773 to $1,863,988, other income decreased from $10,891 to $7,676 and minority interest in income of the real estate joint venture decreased from $122,453 to $121,220. As a result of these fluctuations, net income increased from $921,950 to $975,017. The approximate $85,300 (3.0%) increase in rental revenues can be attributed to higher occupacy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.8% for the year ended December 31, 2000 and 82.4% for the year ended December 31, 1999. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $32,800 (4.1%) increase in operating expenses was due primarily to increases in real estate taxes, salaries and wages, workers compensation insurance and security alarm service expenses partially offset by decreases yellow pages advertising costs, maintenance and repair and power and sweeping expenses. General and administrative expenses increased approximately $19,700 (12.4%) primarily as a result of increases in legal and professional and office supplies and printing expenses. General Partners' incentive management fees decreased approximately $6,900 (5.0%). These fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $136,500 (8.2%) in 2001 compared to 2000 primarily as a result of the increase in net income, partially offset by increases in other assets and decreases in customer deposits and other liabilities. Net cash provided by operating activities decreased approximately $27,100 (1.7%) in 2000 as compared to 1999 primarily as a result of the increase in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority interest in the Partnership's real estate joint venture. Special distri-butions of 1.5%, 1.5% and 2% of capital contributed by limited partners, were declared and paid on December 15, 2001, 2000 and 1999.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

     The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2001 and 2000 was as follows:

                                        2001 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------
Total revenues            $778,084    $807,977    $805,170        $768,396

Income before minority
 minority interest in
 joint venture             363,608     350,825     355,646         337,393

Net income                 320,214     307,735     315,994         304,038

Net income per limited
 partnership unit         $  10.33    $   9.93    $  10.39        $   9.81

Weighted average number
 of limited partnership
 units outstanding          30,693      30,693      30,693          30,693



                                        2000 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30     December 31

Total revenues            $700,729    $701,010    $782,414        $703,344

Income before minority
interest in joint
venture                    229,692     239,584     289,568         248,207

Net income                 197,503     213,395     260,081         213,356

Net income per
limited partnerhip
unit                      $   6.37    $   6.88    $   8.39        $   6.88

Weighted average number
 of limited partnership
 units outstanding          30,693     30,693      30,693          30,693




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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2001, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 68 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 72 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 78 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2001 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2001, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2001.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 2002
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 2002
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 28, 2002
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 28, 2002
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
                   2001         2000         1999          1998          1997
                   ----         ----         ----          ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $3,201,000  $ 2,960,225  $ 2,878,176  $ 2,779,151  $ 2,624,488

TOTAL
EXPENSES         1,756,730    1,863,988    1,833,773    1,684,393    1,674,192

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (168,986)    (121,220)    (122,453)     (109,741)    (93,305)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $ 1,275,284  $   975,017  $   921,950  $    985,017  $   856,991
               ===========  ===========  ===========  ============  ============

TOTAL
ASSETS         $ 5,472,712  $ 5,709,174  $ 6,265,344  $ 6,924,389   $ 7,396,927
               ===========  ===========  ===========  ============  ============

CASH FLOW FROM:
OPERATING      $ 1,803,290  $ 1,666,833  $ 1,639,711  $ 1,702,518   $ 1,494,901
INVESTING          (28,442)      (5,940)     (42,758)         -             -
FINANCING       (1,650,755)  (1,654,732)  (1,727,394)  (1,565,393)   (1,547,914)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     41.13  $     31.45  $     29.64  $     31.77  $      27.64
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     47.95  $     47.99  $     50.47  $     45.30  $      45.27
               ===========  ===========  ===========  ============  ============




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2001.

                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $ 1,275,284    $ 4,566,968
Excess book depreciation                                  15,765        188,136
Accrued incentive management fee                                        314,600
Taxable income from joint venture
 in excess of book value                                 (84,817)       456,429
Acquisition costs capitalized
 for tax purposes                                                       466,135
Recognition of deferred rental revenues                                  56,021
Accrued distributions to partners                                       310,030
Accrued property taxes                                                  (75,000)
Taxes paid - Buckley Road                                (14,011)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,192,221    $ 6,283,319
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     38.45
                                                     ===========

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets at December 31, 2001 and 2000                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2001                                        F-3

    Consolidated Statements of Changes in Partners' Equity (Deficit)
    for the Three Years Ended December 31, 2001                              F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2001                                              F-5

    Notes to Consolidated Financial Statements                               F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation                  F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.


INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial state-ment schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
February 1, 2002



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


ASSETS                                                  2001             2000

CASH AND CASH EQUIVALENTS                           $   633,503      $   509,410

PROPERTY, net (Note 3)                                4,745,825        5,137,840

OTHER ASSETS                                             93,384           61,924
                                                    -----------      -----------
TOTAL                                               $ 5,472,712      $ 5,709,174
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              315,862           317,287
Property management fees payable                         9,459             9,849
Customer deposits and other liabilities                 88,733           116,895
                                                    -----------      -----------
Total liabilities                                      724,084           754,061
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE                                          181,660           176,774

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                       (91,771)         (89,657)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2001 and 2000)                       4,658,739        4,867,996
                                                   ------------      -----------
Total partners' equity                               4,566,968        4,778,339
                                                   ------------      -----------
TOTAL                                              $ 5,472,712     $  5,709,174
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                               2001         2000         1999

REVENUES:
Rental                                      $3,197,589   $2,952,549   $2,867,285
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  420,457      567,615      587,750
 Operating                                     862,899      835,709      802,957
 General and administrative                    181,113      179,105      159,370
 General partners' incentive
  management fee (Note 4)                      133,799      133,906      140,831
 Property management fee                       158,462      147,653      142,865
                                            ----------   ----------   ----------
Total expenses                               1,756,730    1,863,988    1,833,773
                                            ----------   ----------   ----------

OPERATING INCOME                             1,440,859    1,088,561    1,033,512

OTHER INCOME-
 Interest income                                 3,411        7,656       10,891
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE          1,444,270    1,096,237    1,044,403

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE (NOTES 2)                (168,986)    (121,220)   (122,453)
                                            ----------   ----------   ----------
NET INCOME                                  $1,275,284   $  975,017   $  921,950
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                12,753        9,750        9,220
Limited partners                            $1,262,531   $  965,267   $  912,730
                                            ----------   ----------   ----------
TOTAL                                       $1,275,284   $  975,107   $  921,950
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    41.13   $    31.45   $    29.74
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------
BALANCE JANUARY 1, 1999                $(78,101)    $ 6,012,109     $ 5,934,008

 Net income                               9,220         912,730         921,950

 Distributions                          (15,648)     (1,549,146)     (1,564,794)
                                        -------     -----------     -----------

BALANCE DECEMBER 31,1999                (84,529)      5,375,693       5,291,164

Net income                                9,750         965,267         975,017

Distributions                           (14,878)     (1,472,964)     (1,487,842)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2000              $(89,657)    $ 4,867,996     $ 4,778,339

Net income                               12,753       1,262,531       1,275,284

Distributions                           (14,867)     (1,471,788)     (1,486,655)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2001              $(91,771)    $ 4,658,739     $ 4,566,968
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                            2001          2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,275,284   $   975,017   $   921,950
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              420,457       567,615       587,750
  Minority interest in income
   of real estate joint venture             168,986       121,220       122,453
  Changes in assets and liabilities:
   Other assets                             (31,460)          656       (16,388)
   Property management fees payable            (390)        1,276           308
   Incentive management fees payable         (1,425)        1,367         1,316
   Customer deposits and
    other liabilities                       (28,162)         (318)       22,322
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,803,290     1,666,833     1,639,711
                                        -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (28,442)       (5,940)      (42,758)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (167,700)     (166,890)     (162,600)
Contributions received from
 minority interest in real
 estate joint venture                         3,600
Distributions to partners                (1,486,655)   (1,487,842)   (1,564,794)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,650,755)   (1,654,732)   (1,727,394)
                                        ------------   -----------   ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                            124,093         6,161      (130,441)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        509,410       503,249       633,690
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   633,503   $   509,410   $   503,249
                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2001

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

     The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to five percent of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

     Reclassifications - Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,716,351.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (30,693 in 2001, 2000 and 1999).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2001, 2000 or 1999.

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


3.   PROPERTY

     As of December 31, 2001 and 2000, the total cost of property and the accumulated depreciation are as follows:

                                                  2001                2000
       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,052,381         11,023,939
                                              -----------        -----------

       Total                                   13,782,171         13,753,729
       Accumulated depreciation                (9,036,346)        (8,615,889)
                                              -----------         ----------

       Property, net                          $ 4,745,825        $ 5,137,840
                                              ===========        ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated one percent of the net profits or net losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percent-age, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of Partnership distri-butions made from cash available for distribution, calculated as cash generated from operations less capital expenditures.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enter-prise and Related Information." The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $ 6,123         $420,200  $1,415,173  $1,835,373 $1,078,945  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965     9,188          696,000   2,105,153   2,801,153  1,629,442  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     6,431          352,350   1,258,967   1,611,317  1,008,996  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    57,485          298,740   2,238,287   2,537,027  1,652,032  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    12,462          376,000   1,437,039   1,813,039  1,078,417  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,544,046    53,716          586,500   2,597,762   3,184,262  2,588,514  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,906,976  $145,405       $2,729,790 $11,052,381 $13,782,171*$9,036,346
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance, January 1, 1999               $13,705,031     $7,460,524
                 Additions                                 42,758        587,750
                                                      -----------     ----------
               Balance, December 31, 1999             $13,747,789     $8,048,274
                 Additions                                  5,940        567,615
                                                      -----------     ----------
               Balance, December 31, 2000             $13,753,729     $8,615,889
                 Additions                                 28,442        420,457
                                                      -----------     ----------
               Balance, December 31, 2001             $13,782,171     $9,036,346
                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 28, 2002

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND IX

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2001 and December 31, 2000 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2002              Dec. 31, 2001

Azusa, CA                            86%                         85%

Elgin, IL                            85%                         81%

Everett, WA                          88%                         82%

Monterey Park, CA                    89%                         89%

Romeoville, IL                       85%                         78%

Aurora, CO*                          88%                         86%
----------
*The Partnership owns a 70% interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND IX
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President