Form 10-Q
period 2002-03-31
DSI REALTY INCOME FUND IX
filed 2002-05-15
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 26, 2002               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 26, 2002               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 26, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2002 and 2001, total revenues increased 3.0% from $778,084 to $801,209, total expenses increased 12.3% from $415,684 to $466,958, other income decreased from $1,208 to $199 and minority interest in income of real estate joint venture decreased 14.3% from $43,394 to $37,188. As a result, net income decreased 7.2% from $320,214 to $297,262 for the three-month period ended March 31, 2002, as compared to the same period in 2001. The increase in revenue can be atributed to an increase in rental income due to higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.9% for the three month period ended March 31, 2002 as compared to 85.8% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $47,300 (13.6%) primarily as a result of increases in legal and professional, maintenance and repair, office supplies, salaries and wages, travel and workers compensation insurance expenses, partially offset by a decrease in power and sweeping expense. Power and sweeping expenses decreased as the substantial snow removal costs, associated with heavy snowfalls in areas of Illinois and Michigan where Partnership facilities are located, were not incurred in the current period. General and administrative expenses in-creased approximately $4,000 (6.0%) primarily as a result of an increase in equipment and computer lease expense.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the units in the Partnership. The General Partners have determined that the hostile tender offer is not in the best interests of the Limited Partners, that the tender offer is grossly inadequate given the performance history of the Limited Partnership and the inherent value of the units, and recommend that the Limited Partners reject the hostile tender offer and not tender their units pursuant therein.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2002 AND DECEMBER 31, 2001

                                         March 31,      December 31,
                                            2002             2001

ASSETS

CASH AND CASH EQUIVALENTS                $  721,584       $  633,503
PROPERTY, NET                             4,637,927        4,745,825

OTHER ASSETS                                 93,384           93,384

TOTAL                                    $5,452,895       $5,472,712

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  716,147       $  724,084

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 182,548          181,660


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (91,898)         (91,771)
     Limited Partners                     4,645,098        4,658,739

  Total partners' equity                  4,554,200        4,566,968

TOTAL                                    $5,452,895       $5,472,712


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                         March 31,       March 31,
                                           2002             2001
REVENUES:

Rental                                   $  801,209       $  778,084

EXPENSES:

Operating                                   395,920          348,631
General and administrative                   71,038           67,053
     Total expenses                         466,958          415,684

OPERATING INCOME                            334,251          362,400

OTHER INCOME
  Interest                                      199            1,208


INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            334,450          363,608

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (37,188)         (43,394)

NET INCOME                               $  297,262       $  320,214


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  294,289       $  317,012
    General partners                          2,973            3,202

TOTAL                                    $  297,262       $  320,214

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     9.59       $    10.33


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2002            ($91,771)     $4,658,739   $4,566,968

NET INCOME                               2,973         294,289      297,262
DISTRIBUTIONS                           (3,100)       (306,930)    (310,030)

BALANCE AT MARCH 31, 2002             ($91,898)     $4,646,098   $4,554,200


See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                       March 31,          March 31,
                                         2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 297,262          $ 320,214

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        107,898            104,537
     Minority interest in income
       real estate joint venture          37,188             43,394
     Changes in assets and
      	liabilities:
    (Decrease)increase in liabilities     (7,937)            20,814
Net cash provided by
  operating activities                   434,411            488,959

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (310,030)          (310,030)
     Distributions paid to minority
       interest in real estate
       joint venture                     (36,300)           (40,200)
Net cash used in
         financing activities           (346,330)          (350,230)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       88,081            138,729

CASH AND CASH EQUIVALENTS:

     At beginning of period              633,503            509,410
     At end of period                  $ 721,584          $ 648,139


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


The accompanying consolidated financial information as of March 31, 2002 and for the periods ended March 31, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of March 31, 2002, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

        Land                                 $  2,729,790
        Buildings and equipment                11,052,387
        Total                                  13,782,177
        Less: Accumulated Depreciation        ( 9,144,250)
        Property - Net                       $  4,637,927

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.