Form 10-Q
period 2002-06-30
DSI REALTY INCOME FUND IX
filed 2002-08-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2002               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2002               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2002 and 2001, total revenues decreased 4.7% from $807,977 to $770,436 and total expenses increased 6.1% from $458,126 to $485,968 and other income decreased from $974 to $212. Minority interest in income of real estate joint venture decreased 24.0% from $43,090 to $32,739. As a result, net income decreased 18.1% from $307,735 to $251,941 for the three-month period ended June 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.1% for the three-month period ended June 30, 2002 as compared to 88.6% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $8,100 (2.1%) due primarily to increases in advertising, office supplies, workers compensation insurance and depreciation expenses, partially offset by a decrease in maintenance and repair expense. General and administrative expenses increased approximately $19,800 (30.1%) primarily as a result of increases in legal and professional and equipment and computer lease expenses. Minority interest in income of real estate joint venture decreased as a result of lower rental revenue and higher operating expenses at that facility.

For the six-months period ended June 30, 2002, and 2001, total revenues decreased 0.9% from $1,586,061 to $1,571,645 and total expenses increased 9.1% from $873,810 to $952,926 and other income decreased from $2,182 to $411. Minority interest in income of real estate joint venture decreased 19.1% from $86,484 to $69,927. As a result, net income decreased 12.5% from $627,949 to $549,203 for the six-month period ended June 30, 2002, as compared to the same period in 2001. Rental revenue increased as a result of lower occupancy rates. Operating expenses increased approximately $55,400 (7.5%) due primarily to increases in legal and professional, maintenance and repair, office supplies, salaries and wages, workers compensation insurance, security alarm services and travel expenses, partially offset by decreases in advertising and power and sweeping expenses. Power and sweeping expenses decreased as the substantial snow removal costs, associated with heavy snow-falls in area of Illinois and Michigan where Partnership facilities are located, were not incurred in the current period. General and administrative expenses increased approximately $23,800 (17.9%) for the reasons discussed above. The decrease in minority interest in income of real estate joint venture was discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly in-adequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 22 Units representing 0.072% of the outstanding Units of the Partnership.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2002 AND DECEMBER 31, 2001


                                         June 30,      December 31,
                                            2002             2001
ASSETS

CASH AND CASH EQUIVALENTS                $  748,293       $  633,503
PROPERTY, NET                             4,531,043        4,745,825

OTHER ASSETS                                 90,597           93,384

TOTAL                                    $5,369,933       $5,472,712

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  689,735       $  724,084

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 184,087          181,660


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (92,479)         (91,771)
     Limited Partners                     4,588,590        4,658,739

  Total partners' equity                  4,496,111        4,566,968

TOTAL                                    $5,369,933       $5,472,712


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                         June 30,         June 30,
                                           2002             2001
REVENUES:

Rental                                   $  770,436       $  807,977

EXPENSES:

Operating                                   400,477          392,416
General and administrative                   85,491           65,710
     Total expenses                         485,968          458,126

OPERATING INCOME                            284,468          349,851

OTHER INCOME
  Interest                                      212              974


INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            284,680          350,825

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (32,739)         (43,090)

NET INCOME                               $  251,941       $  307,735


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  249,422       $  304,658
    General partners                          2,519            3,077

TOTAL                                    $  251,941       $  307,735

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     8.13       $     9.93


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                          June 30,        June 30,
                                            2002            2001

REVENUES
  Rental                                 $1,571,645       $1,586,061

EXPENSES:
  Operating                                 796,397          741,047
  General and Admininstrative               156,529          132,763
 Total expenses                             952,926          873,810

OPERATING INCOME                            618,719          712,251

OTHER INCOME
  Interest                                      411            2,182

INTEREST BEFORE MINORITY
INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                        619,130          714,433

MINORITY INTEREST IN INCOME
OF REAL ESTATE JOINT VENTURE                (69,927)         (86,484)

NET INCOME                                $ 549,203        $ 627,949

AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                            543,711          621,670
General Partners                              5,492            6,279
TOTAL                                     $ 549,203        $ 627,949

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            17.71            20.25

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693


See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2002            ($91,771)     $4,658,739   $4,566,968

NET INCOME                               5,492         543,711      549,203
DISTRIBUTIONS                           (6,200)       (613,860)    (620,060)

BALANCE AT JUNE 30, 2002              ($92,479)     $4,588,590   $4,496,111

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                       June 30,          June 30,
                                         2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 549,203          $ 627,949

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        214,782            209,074
     Minority interest in income
       real estate joint venture          69,927             86,484
     Changes in assets and
      	liabilities:
     Decrease(increase)in other assets     2,787             (9,000)
     Decrease in liabilities             (34,349)           (38,423)
Net cash provided by
  operating activities                   802,350            876,084

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (620,060)          (620,060)
     Distributions paid to minority
       interest in real estate
       joint venture                     (67,500)           (80,400)
Net cash used in
         financing activities           (687,560)          (700,460)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      114,790            175,624

CASH AND CASH EQUIVALENTS:

     At beginning of period              633,503            509,410
     At end of period                  $ 748,293          $ 685,034


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


The accompanying consolidated financial information as of June 30, 2002, and for the periods ended June 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of June 30, 2002, the total cost and accumulated depreciation of the mini-storage facilities are as follows:


        Land                                 $  2,729,790
        Buildings and equipment                11,052,387
        Total                                  13,782,177
        Less: Accumulated Depreciation        ( 9,251,134)
        Property - Net                       $  4,531,043


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


DSI REALTY INCOME FUND IX
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties Inc. (corporate General Partner) of DSI REALTY INCOME FUND IX (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP