Form 10-Q
period 2002-09-30
DSI REALTY INCOME FUND IX
filed 2002-11-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2002, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2002             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2002             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                October 31, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
                        OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2002 and 2001, total revenues decreased 2.1% from $805,170 to $787,933 and total expenses decreased 3.6% from $450,307 to $434,102 and other income decreased from $783 to $224. Minority interest in income of real estate joint venture decreased 8.6% from $39,652 to $36,115. As a result, net income increased 0.6% from $315,994 to $317,940 for the three-month period ended September 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.3% for the three-month period ended September 30, 2002 as compared to 87.8% for the same period in 2001. The Partnership is con-tinuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $20,000 (5.0%) due primarily to a decrease in maintenance and expense, partially off-set by increases in workers compensation insurance and postage expenses. General and administrative expenses increased approximately $3,800 (8.2%) primarily as a result of an increase in equipment and computer lease expense. Minority interest in income of real estate joint venture decreased as a result of lower rental revenue at that facility.

For the nine-month periods ended September 30, 2002, and 2001, total revenues decreased 1.3% from $2,391,231 to $2,359,578 and total expenses increased 4.8% from $1,324,117 to $1,387,028 and other income decreased from $2,965 to $635. Minority interest in income of real estate joint venture decreased 15.9% from $126,136 to $106,042. As a result, net income decreased 8.1% from $943,943 to $867,143 for the nine-month period ended September 30, 2002, as compared to the same period in 2001. Rental revenue decreased as a result of lower occupancy rates. Operating expenses increased approximately $35,400 (3.1%) due primarily to increases in advertising, telephone, legal and professional, office supplies, salaries and wages, workers compensation insurance, security alarm services, travel and postage expenses, partially offset by decreases in repair and maintenance and power and sweeping expenses. Power and sweeping expenses decreased as the substantial snow removal costs, associated with heavy snowfalls in area of Illinois and Michigan where Partnership facilities are located, were not incurred in the current period. General and administra-tive expenses increased approximately $27,600 (15.4%) as a result of increases in legal and professional and equipment and computer lease expenses. The
decrease in   minority interest in  income of  real estate joint venture was discussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President



                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSILIDATED BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



                                       September 30,      December 31,
                                            2002             2001

ASSETS

CASH AND CASH EQUIVALENTS                $  895,231       $  633,503
PROPERTY, Net                             4,423,652        4,745,825
OTHER ASSETS                                 90,597           93,384

TOTAL                                    $5,409,480       $5,472,712

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  725,157       $  724,084

MINORITY INTEREST IN
REAL ESTATE JOINT VENTURE                   180,302          181,660

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (92,401)         (91,771)
     Limited Partners                     4,596,422        4,658,739

  Total partners' equity                  4,504,021        4,566,968

TOTAL                                    $5,409,480       $5,472,712

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                       September 30,    September 30,
                                           2002             2001
REVENUES:

Rental                                   $  787,933       $  805,170

EXPENSES:

Operating                                   383,859          403,852
General and administrative                   50,243           46,455
     Total expenses                         434,102          450,307

OPERATING INCOME                            353,831          354,863

OTHER INCOME
  Interest                                      224              783

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             354,055          355,646

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (36,115)         (39,652)

NET INCOME                               $  317,940       $  315,994


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  314,761       $  312,834
    General partners                          3,179            3,160

TOTAL                                    $  317,940       $  315,994

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.26       $    10.19


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                      September 30,     September 30,
                                           2002             2001

REVENUES:

Rental                                 $2,359,578       $2,391,231

EXPENSES:
Operating                               1,180,256        1,144,899
General and Administrative                206,772          179,218
Total Expenses                          1,387,028        1,324,117

OPERATING INCOME                          972,550        1,067,114

OTHER INCOME
   Interest                                   635            2,965

INCOME BEFORE MINORITY INTEREST
IN INCOME OF REAL ESTATE
JOINT VENTURE                             973,185        1,070,079

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                     (106,042)        (126,136)

NET INCOME                               $867,143         $943,943


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                          858,472          934,504
General Partners                            8,671            9,439

TOTAL                                     867,143          943,943

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $27.97           $30.45

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               30,693           30,693

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2002            ($91,771)     $4,658,739   $4,566,968

NET INCOME                               8,671         858,472      867,143
DISTRIBUTIONS                           (9,301)       (920,789)    (930,090)

BALANCE AT SEPTEMBER 30, 2002         ($92,401)     $4,596,422   $4,504,021



See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                    September 30,     September 30,
                                        2002              2001


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 867,143       $ 943,943

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        322,173         313,610
     Minority interest in income
       of real estate joint venture      106,042         126,136
     Changes in assets and
      	liabilities:

     Decrease(increase)in other assets     2,787          (9,000)
     Increase(decrease)in liabilities      1,073          (5,874)

Net cash provided by
  operating activities                 1,299,218       1,368,815

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (930,090)       (930,090)
     Distributions paid to
       minority interest in
       real estate joint venture        (107,400)       (121,200)
Net cash used in financing activities (1,037,490)     (1,051,290)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      261,728         317,525

CASH AND CASH EQUIVALENTS:

     At beginning of period              633,503         509,410
     At end of period                  $ 895,231        $826,935


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

The accompanying consolidated financial information as of September 30, 2002, and for the periods ended September 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of September 30, 2002, the total cost and accumulated depreciation of the mini-storage facilities are as follows:



        Land                                 $  2,729,790
        Buildings and equipment                11,052,387
        Total                                  13,782,177
        Less: Accumulated Depreciation        ( 9,358,526)
        Property - Net                       $  4,423,651




3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


DSI REALTY INCOME FUND IX
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND IX (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



     ROBERT J. CONWAY, CEO                  RICHARD P. CONWAY, VP



      CERTIFICATIONS


I, Robert Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund IX;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Robert Conway
President


      CERTIFICATIONS


I, Richard Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund IX;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Richard Conway
Vice President