Form 10-K
period 2002-12-31
DSI REALTY INCOME FUND IX
filed 2003-04-01
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2002. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2002 and December 31, 2001 are as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2002              Dec. 31, 2001

Azusa, CA                                86%                        87%

Elgin, IL                                77%                        85%

Everett, WA                              82%                        88%

Monterey Park, CA                        90%                        90%

Romeoville, IL                           79%                        85%

Aurora, CO*                              83%                        89%

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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2002 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,199 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.99 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $11.98 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $13.75 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000. It is the Registrant's expectations that distributions will continue to be paid in the future.

Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2002
         --------------------------------------------------------------------
                   2002         2001         2000         1999          1998
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $3,107,226   $3,201,000  $ 2,960,225  $ 2,878,176  $ 2,779,151

TOTAL
EXPENSES         1,892,925    1,756,730    1,863,988    1,833,773    1,684,393

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (143,534)   (168,986)    (121,220)    (122,453)     (109,741)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $ 1,070,767  $ 1,275,284  $   975,017  $   921,950   $   985,017
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 5,049,395  $ 5,472,712  $ 5,709,174  $ 6,265,344   $ 6,924,389
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM:
OPERATING      $ 1,640,392  $ 1,803,290  $ 1,666,833  $ 1,639,711   $ 1,702,518
INVESTING          (10,438)     (28,442)      (5,940)     (42,758)          -
FINANCING       (1,631,748)   (1,650,755)  (1,654,732)  (1,727,394)  (1,565,393)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     34.54  $     41.13  $     31.45  $     29.64   $     31.77
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     47.96  $     47.95  $     47.99  $     50.47   $     45.30
               ===========  ===========  ===========  ============  ============




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS



2002 COMPARED TO 2001

     Total revenues decreased from $3,197,589 in 2001 to $3,106,379 in 2002, total expenses increased from $1,756,730 to $1,892,925, other income de-creased from $3,411 to $847 and minority interest in income of the real estate joint venture decreased from $168,986 to $143,534. As a result of these fluc-tuations, net income decreased from $1,275,284 to $1,070,767. The approximate $91,200 (2.9%) decrease in rental revenues can be attributed to lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.0% for the year ended December 31, 2002 and 87.2% for the year ended December 31, 2001. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $38,300 (4.4%) increase in operating expenses was due primarily to increases in yellow pages advertising salaries and wages and workers compensation insurance, partially offset by decreases in mainten-ance and repair, security alarm service and power and sweeping expenses. The approximate $73,600 (40.6%) increase in general and administrative expenses was due primarily to increases in office supplies, legal and professional equipment and computer lease expenses. General Partners' incentive management fees remained relatively constant. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue.


2001 COMPARED TO 2000

     Total revenues increased from $2,952,549 in 2000 to $3,197,589 in 2001, total expenses decreased from $1,863,988 to $1,756,730, other income decreased from $7,676 to $3,411 and minority interest in income of the real estate joint venture increased from $121,220 to $168,986. As a result of these fluctuations net income increased from $975,017 to $1,275,284. The approximate $245,000 (8.30%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.2% for the year ended December 31, 2001 and 83.8% for the year ended December 31, 2000. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $27,200 (3.3%) increase in operating expenses was due primarily to increases in yellow pages advertising, maintenance and repair, salaries and wages and power and sweeping expenses, partially offset by decreases in workers compensation insurance and security alarm service expenses. General and admin-istrative expenses and General Partners' incentive management fees remained relatively constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.



     Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $162,900 (9.0%) in 2002 as compared to 2001 primarily as a result of the de-crease in net income. Net cash provided by operating activities increased approximately $136,500 (8.2%) in 2001 as compared to 2000 primarily as a re-sult of the increase in net income, partially offset by increases in other assets and decreases in customer deposits and other liabilities.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority investor in the Partnership's real estate joint venture. Special distri-butions of 1.5%, 1.5% and 1.5% of capital contributed by Limited Partners, were declared and paid on December 15, 2002, 2001 and 2000.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     On April 22, 2002, the General Partner received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships. This offer was also files with the Securities and Exchange Commission on the same date. The General Partners determined that the hostile tender offer was not in the best interests of the Limited Partners, that the offer was grossly inadequate given the performance history of the Limited Partners reject the hostile tender offer and net tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration of the offer, Limited Partners tendered 22 Units representing 0.072% of the outstanding Units of the Partnership.

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


                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was as follows:

                                        2002 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $801,209    $770,436    $787,933        $746,801

Income before
  minority interest
  in joint venture         334,450     284,680     354,055         241,116

Net income                 297,262     251,941     317,940         203,624

Net income per limited
  partnership unit        $   9.59    $   8.13    $  10.26        $   6.56

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693



                                        2001 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $778,084    $807,977    $805,170        $806,358

Income before
  minority interest
  in joint venture         363,608     350,825     355,646         374,191

Net income                 320,214     307,735     315,994         331,341

Net income per limited
 partnership unit         $  10.33    $   9.93    $  10.19        $  10.68

Weighted average number
 of limited partnership
 units outstanding          30,693      30,693      30,693          30,693






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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2002, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 69 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 73 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 79 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2002 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2002, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2002.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2003
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2003
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2003
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002

         --------------------------------------------------------------------
                   2002         2001         2000         1999          1998
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $3,107,226   $3,201,000  $ 2,960,225  $ 2,878,176  $ 2,779,151

TOTAL
EXPENSES         1,892,925    1,756,730    1,863,988    1,833,773    1,684,393

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (143,534)   (168,986)    (121,220)    (122,453)     (109,741)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $ 1,070,767  $ 1,275,284  $   975,017  $   921,950   $   985,017
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 5,049,395  $ 5,472,712  $ 5,709,174  $ 6,265,344   $ 6,924,389
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM:
OPERATING      $ 1,640,392  $ 1,803,290  $ 1,666,833  $ 1,639,711   $ 1,702,518
INVESTING          (10,438)     (28,442)      (5,940)     (42,758)          -
FINANCING       (1,631,748)   (1,650,755)  (1,654,732)  (1,727,394)  (1,565,393)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     34.54  $     41.13  $     31.45  $     29.64   $     31.77
               ===========  ===========  ===========  ============  ============

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     47.96  $     47.95  $     47.99  $     50.47   $     45.30
               ===========  ===========  ===========  ============  ============





The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2002.

                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $ 1,070,767    $ 4,150,885
Excess book depreciation                                  34,858        222,994
Accrued incentive management fee                                        314,602
Taxable income from joint venture
 less than book income                                   (89,621)       381,013
Acquisition costs capitalized
 for tax purposes                                                       466,135
Recognition of deferred rental revenues                                  56,021
Accrued distributions to partners                                       310,030
Accrued property taxes                                                  (75,000)
Taxes paid - Buckley Road
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,016,004    $ 5,826,680
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     32.77
                                                     ===========

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


    Independent Auditors' Report                                             F-1

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets at December 31, 2002 and 2001                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2002                                        F-3

    Consolidated Statements of Changes in Partners' Equity (Deficit)
        for the Three Years Ended December 31, 2002                          F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2002                                              F-5

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


CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Partnership evalu-ated the effectiveness of its desclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assis-tance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commis-sion") is recorded processed, summarized and reported, within the time periods specified by the Commissions's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



INDEPENDENT AUDITORS' REPORT
Partners
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial state-ment schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
February 3, 2003



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                  2002             2001

CASH AND CASH EQUIVALENTS                           $   631,709      $   633,503

PROPERTY, net (Note 3)                                4,308,446        4,745,825

OTHER ASSETS                                            109,240           93,384
                                                    -----------      -----------
TOTAL                                               $ 5,049,395      $ 5,472,712
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              315,879           315,862
Property management fees payable                         8,657             9,459
Customer deposits and other liabilities                 83,648            88,733
                                                    -----------      -----------
Total liabilities                                      718,214           724,084
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE                                          180,296           181,660

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                       (95,932)         (91,771)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2001 and 2000)                       4,246,817        4,658,739
                                                   ------------      -----------
Total partners' equity                               4,150,885        4,566,968
                                                   ------------      -----------
TOTAL                                              $ 5,049,395     $  5,472,712
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                               2002         2001         2000

REVENUES:
Rental                                      $3,106,379   $3,197,589   $2,952,549
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  447,817      420,457      567,615
 Operating                                     901,223      862,899      835,709
 General and administrative                    254,750      181,113      179,105
 General partners' incentive
  management fee (Note 4)                      133,816      133,799      133,906
 Property management fee                       155,319      158,462      147,653
                                            ----------   ----------   ----------
Total expenses                               1,892,925    1,756,730    1,863,988
                                            ----------   ----------   ----------

OPERATING INCOME                             1,213,454    1,440,859    1,088,561

OTHER INCOME-
 Interest income                                   847        3,411        7,676
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE          1,214,301    1,444,270    1,096,237

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                          (143,534)    (168,986)   (121,220)
                                            ----------   ----------   ----------
NET INCOME                                  $1,070,767   $1,275,284   $ 975,017
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                10,708       12,753        9,750
Limited partners                            $1,060,059   $1,262,531   $  965,267
                                            ----------   ----------   ----------
TOTAL                                       $1,070,767   $1,275,284   $  975,017
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    34.54   $    41.13   $    31.45
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------

BALANCE JANUARY 1, 2000                 (84,529)      5,375,693       5,291,164

Net income                                9,750         965,267         975,017

Distributions                           (14,878)     (1,472,964)     (1,487,842)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2000              $(89,657)    $ 4,867,996     $ 4,778,339

Net income                               12,753       1,262,531       1,275,284

Distributions                           (14,867)     (1,471,788)     (1,486,655)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2001              $(91,771)    $ 4,658,739     $ 4,566,968

Net income                               10,708       1,060,059       1,070,767

Distributions                           (14,869)     (1,471,981)     (1,486,850)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2002              $(95,932)    $ 4,246,817     $ 4,150,885
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                            2002          2002          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,070,767   $ 1,275,284   $   975,017
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              447,817       420,457       567,615
  Minority interest in income
   of real estate joint venture             143,534       168,986       121,220
  Changes in assets and liabilities:
   Other assets                             (15,856)      (31,460)          656
   Incentive management
     fee payable                                 17        (1,425)        1,367
   Property management fees payable            (802)         (390)        1,276
   Customer deposits and
    other liabilities                        (5,085)      (28,162)         (318)
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,640,392     1,803,290     1,666,833
                                        -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (10,438)      (28,442)       (5,940)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (144,898)     (167,700)     (166,890)
Contributions received from
 minority interest in real
 estate joint venture                                       3,600
Distributions to partners                (1,486,850)   (1,486,655)   (1,487,842)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,631,748)   (1,650,755)   (1,654,732)
                                        ------------   -----------   ----------
NET(DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                             (1,794)      124,093         6,161

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        633,503       509,410       503,249
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   631,709   $   633,503   $   509,410
                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002

1.   GENERAL

     DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 30,693 limited partnership units which were purchased for $500 a unit. The general partners have made no contributions to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on April 12, 1985 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partner-ship. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $1,675,795.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing the net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2002, 2001 or 2000.

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

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets', and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.
     The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partner-ship believes the adoption of Financial Accounting Standards Board Inter-pretation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on the consolidated financial statements.



3.   PROPERTY

     The total cost of property and the accumulated depreciation is as follows as of December 31:

                                                  2002                2001

       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,062,819         11,052,381
                                              -----------        -----------

       Total                                   13,792,609         13,782,171
       Accumulated depreciation                (9,484,163)        (9,036,346)
                                              -----------         ----------

       Property, net                          $ 4,308,446        $ 4,745,825
                                              ===========        ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or net losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percent-age, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partner-ship operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.







DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $ 6,121         $420,200  $1,415,171  $1,835,371 $1,150,622  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965    14,726          696,000   2,110,691   2,806,691  1,737,186  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     6,431          352,350   1,258,967   1,611,317  1,072,910  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    57,366          298,740   2,238,168   2,536,908  1,772,545  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    12,462          376,000   1,437,039   1,813,039  1,152,132  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,521,560    81,223          586,500   2,602,783   3,189,283  2,598,768  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,884,490  $178,329       $2,729,790 $11,062,819 $13,792,609*$9,484,163
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance, January 1, 2000               $13,747,789     $8,048,274
                 Additions                                  5,940        567,615
                                                      -----------     ----------
               Balance, December 31, 2000             $13,753,729     $8,615,889
                 Additions                                 28,442        420,457
                                                      -----------     ----------
               Balance, December 31, 2001             $13,782,171     $9,036,346
                 Additions                                 10,438        447,817
                                                      -----------     ----------
               Balance, December 31, 2002             $13,792,609     $9,484,163
                                                      ===========     ==========

                                SCHEDULE 2



                               March 28, 2003


                ANNUAL REPORT TO LIMITED PARTNERS OF

                        DSI REALTY INCOME FUND X


Dear Limited Partners:

     This reprot contains the Partnership's balance sheets as of December 31, 2002 and 2001, and the related statements of income, changes in partner' equity and cash flows for each of the three years in the period ended December 31, 2002 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income
Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2002 and December 31, 2001 were as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2002              Dec. 31, 2001

Azusa, CA                                86%                        87%

Elgin, IL                                77%                        85%

Everett, WA                              82%                        88%

Monterey Park, CA                        90%                        90%

Romeoville, IL                           79%                        85%

Aurora, CO*                              83%                        89%

*The Partnership owns a 70% interest in this facility.

     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your con-venience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                      Very truly yours,

                                      DSI REALTY INCOME FUND IX
                                      By:  DSI Properties, Inc.


                                      Robert J. Conway, President




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund IX;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund IX;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    February 3, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    February 3, 2003