Form 10-Q
period 2003-06-30
DSI REALTY INCOME FUND IX
filed 2003-08-13
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2003 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2003               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2003               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2003

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2003 and 2002, total revenues decreased 7.2% from $770,436 to $714,842 and total expenses decreased 7.9% from $485,968 to $447,566 and other income decreased from $212 to $111. Minority interest in income of real estate joint venture decreased 3.8% from $32.739 to $31,505. As a result, net income decreased 6.4% from $251,941 to $235,882 for the three-month period ended June 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.3% for the three-month period ended June 30, 2003 as compared to 85.1% for the same period in 2002. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approxi-mately $20,800 (5.2%) due primarily to a decrease in maintenance and repair, property management fee, office supplies and power and sweeping expenses, partially offset by increases in advertising, real estate tax and salaries and wages expenses. General and administrative expenses decreased approxi-mately $17,600 (20.55%) primarily as a result of decreases in legal and pro-fessional and equipment and computer lease expenses. Minority interest in income of real estate joint venture remained relatively constant.

For the six-months period ended June 30, 2003, and 2002, total revenues decreased 6.0% from $1,571,645 to $1,478,155 and total expenses decreased 5.9% from $952,926 to $896,586 and other income decreased from $411 and $247. Minority interest in income of real estate joint venture decreased 0.3% from $69,927 to $69,689. As a result, net income decreased 6.8% from $549,203 to $512,127 for the six-month period ended June 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses decreased approximately $43,800 (5.5%) due primarily to decreases in legal and professional, maintenance and repair, property management fees, office supplies, workers compensation insurance, security alarm services and travel expenses, partially offset by increases in advertising, telephone and real estate tax expenses. General and administrative expenses decreased approximately $12,600 (8.0%) as a result of decreases in legal and professional and equipment and computer lease expenses. Minority interest in income of real estate joint venture remained relatively constant.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly in-adequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer did not change. Prior to the expiration date of the offer, Limited Partners tendered 22 Units representing 0.072% of the outstanding Units of the Partnership.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002


                                         June 30,      December 31,
                                            2003             2002
ASSETS

CASH AND CASH EQUIVALENTS                $  750,060       $  631,709

PROPERTY, NET                             4,105,873        4,308,446

OTHER ASSETS                                132,559          109,240

TOTAL                                    $4,988,492       $5,049,395

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  759,756       $  718,214

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 185,784          180,296


PARTNERS' EQUITY (DEFICIT):
     General Partners                       (97,011)         (95,932)
     Limited Partners                     4,139,963        4,246,817

  Total partners' equity                  4,042,952        4,150,885

TOTAL                                    $4,988,492       $5,049,395


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                         June 30,         June 30,
                                           2003             2002
REVENUES:

Rental                                   $  714,842       $  770,436

EXPENSES:

Operating                                   379,640          400,477
General and administrative                   67,926           85,491
     Total expenses                         447,566          485,968

OPERATING INCOME                            267,276          284,468

OTHER INCOME
  Interest                                      111              212


INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            267,387          284,680

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (31,505)         (32,739)

NET INCOME                               $  235,882       $  251,941


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  233,523       $  249,422
    General partners                          2,359            2,519

TOTAL                                    $  235,882       $  251,941

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     7.61       $     8.13


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                          June 30,        June 30,
                                            2003            2002

REVENUES
  Rental                                 $1,478,155       $1,571,645

EXPENSES:
  Operating                                 752,633          796,397
  General and admininstrative               143,953          156,529
 Total expenses                             896,586          952,926

OPERATING INCOME                            581,569          618,719

OTHER INCOME
  Interest                                      247              411

INTEREST BEFORE MINORITY
  INTEREST IN INCOME OF REAL
  ESTATE JOINT VENTURE                      581,816          619,130

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (69,689)         (69,927)

NET INCOME                                $ 512,127        $ 549,203

AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                            507,006          543,711
General Partners                              5,121            5,492
TOTAL                                     $ 512,127        $ 549,203

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            16.52            17.71

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693


See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2003            ($95,932)     $4,246,817   $4,150,885

NET INCOME                               5,121         507,006      512,127
DISTRIBUTIONS                           (6,200)       (613,860)    (620,060)

BALANCE AT JUNE 30, 2003              ($97,011)     $4,139,963   $4,042,952

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                       June 30,          June 30,
                                         2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 512,127          $ 549,203

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        209,072            214,782
     Minority interest in income
       real estate joint venture          69,689             69,927
     Changes in assets and
      	liabilities:
     Increase in other assets            (23,319)             2,787
     Increase(decrease) in liabilities    41,542            (34,349)
Net cash provided by
  operating activities                   809,111            802,350

CASH FLOWS FROM INVESTING -
     Additions to property                (6,500)                 0

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (620,060)          (620,060)
     Distributions paid to minority
       interest in real estate
       joint venture                     (64,200)           (67,500)
Net cash used in
         financing activities           (684,260)          (687,560)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      118,351            114,790

CASH AND CASH EQUIVALENTS:

     At beginning of period              631,709            633,503
     At end of period                  $ 750,060          $ 748,293


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

The accompanying consolidated financial information as of June 30, 2003, and for the periods ended June 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of June 30, 2003, the total cost and accumulated depreciation of the mini-storage facilities are as follows:


        Land                                 $  2,729,790
        Buildings and equipment                11,069,326
        Total                                  13,799,116
        Less: Accumulated Depreciation        ( 9,693,243)
        Property - Net                       $  4,105,873


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date this report, the Partnerhip evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partner-ship's President and Chief Executive Officer. These disclosure controls and procedures are designed that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its dis-closure controls and procedures were effective. There have been no signif-icant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund IX;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund IX;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2003