Form 10-Q
period 2003-09-30
DSI REALTY INCOME FUND IX
filed 2003-11-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2003, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2003             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2003             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                October 31, 2003

		QUARTERLY REPORT TO THE LIMITED PARTNERS
                        OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2003 and 2002, total revenues decreased 10.6% from $787,933 to $704,751 and total expenses in-creased 12.4% from $434,102 to $488,141 and other income decreased from $224 to $131. Minority interest in income of real estate joint venture decreased 16.6% from $36,115 to $30,124. As a result, net income decreased 41.3% from $317,940 to $186,617 for the three-month period ended September 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower occupancy and unit rental rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 78.3% for the three-month period ended September 30, 2003 as compared to 83.3% for the same period in 2002.
The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $15,700 (4.1%) due primarily to a decrease in property manage-ment fee, office supplies, salaries and wages, travel and power and sweeping expenses, partially offset by increases in advertising, real estate tax expenses. General and administrative expenses increased approximately $69,800 (138.9%) primarily as a result of an increase in legal expense, partially offset by a decrease in equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). Minority interest in income of real estate joint venture decreased as a result of lower rental revenue at that facility.

For the nine-month periods ended September 30, 2003, and 2002, total revenues decreased 7.5% from $2,359,578 to $2,182,906 and total expenses decreased 0.2% from $1,387,028 to $1,384,727 and other income decreased from $635 to $278. Minority interest in income of real estate joint venture decreased 5.9% from $106,042 to $99,813. As a result, net income decreased 19.4% from $867,143 to $698,744 for the nine-month period ended September 30, 2003, as compared to the same period in 2002. Rental revenue decreased as a result of lower occupancy and unit rental rates. Operating expenses decreased approximately $59,500 (5.0%) due primarily to decreases in maintenance and repair, property management fees, office supplies, salaries and wages, workers compensation insurance, security alarm services and travel expenses, partially offset by increases in advertising, telephone and real estate tax expenses. General and administrative expenses increased approximately $57,200 (27.7%) as a result of increases in legal and professional expenses, partially offset by a decrease in equipment and computer expenses. The increase in legal expenses was dis-cussed above. Minority interest in income of real estate joint venture de-creased as discussed above.

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

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed for approve the proposed transfers. The Court has rejected all preliminary attempts to halt implement-ation of the amnedment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President



                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002



                                       September 30,      December 31,
                                            2003             2002

ASSETS

CASH AND CASH EQUIVALENTS                $  785,470       $  631,709
PROPERTY, Net                             4,001,337        4,308,446
OTHER ASSETS                                141,551          109,240

TOTAL                                    $4,928,358       $5,049,395

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  822,913       $  718,214

MINORITY INTEREST IN
REAL ESTATE JOINT VENTURE                   185,906          180,296

PARTNERS' EQUITY(DEFICIT):
     General Partners                       (98,246)         (95,932)
     Limited Partners                     4,017,785        4,246,817

  Total partners' equity                  3,919,539        4,150,885

TOTAL                                    $4,928,358       $5,049,395

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                       September 30,    September 30,
                                           2003             2002
REVENUES:

Rental                                   $  704,751       $  787,933

EXPENSES:

Operating                                   368,122          383,859
General and administrative                  120,019           50,243
     Total expenses                         488,141          434,102

OPERATING INCOME                            216,610          353,831

OTHER INCOME
  Interest                                      131              224

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             216,741          354,055

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (30,124)         (36,115)

NET INCOME                               $  186,617       $  317,940


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  184,751       $  314,761
    General partners                          1,866            3,179

TOTAL                                    $  186,617       $  317,940

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     6.02       $    10.26


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002




                                      September 30,     September 30,
                                           2003             2002

REVENUES:

Rental                                 $2,182,906       $2,359,578

EXPENSES:
Operating                               1,120,755        1,180,256
General and Administrative                263,972          206,772
Total Expenses                          1,384,727        1,387,028

OPERATING INCOME                          798,179          972,550

OTHER INCOME
   Interest                                   378              635

INCOME BEFORE MINORITY INTEREST
IN INCOME OF REAL ESTATE
JOINT VENTURE                             798,557          973,185

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                     ( 99,813)        (106,042)

NET INCOME                               $698,744         $867,143


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                          691,757          858,472
General Partners                            6,987            8,671

TOTAL                                     698,744          867,143

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $22.54           $27.97

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               30,693           30,693

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2003



                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2003            ($95,932)     $4,246,817   $4,150,885

NET INCOME                               6,987         691,757      698,744
DISTRIBUTIONS                           (9,301)       (920,789)    (930,090)

BALANCE AT SEPTEMBER 30, 2003         ($98,246)     $4,017,785   $3,919,539



See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                    September 30,     September 30,
                                        2003              2002


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 698,744       $ 867,143

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        313,606         322,173
     Minority interest in income
       of real estate joint venture       99,813         106,042
     Changes in assets and
      	liabilities:

     Increase(decrease)in other assets   (32,311)          2,787
     Increase in liabilities             104,699           1,073

Net cash provided by
  operating activities                 1,184,551       1,299,218

CASH FLOWS FROM INVESTING -
     Additions to property                (6,500)              0


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (930,090)       (930,090)
     Distributions paid to
       minority interest in
       real estate joint venture         (94,200)       (107,400)
Net cash used in financing activities (1,024,290)     (1,037,490)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      153,761         261,728

CASH AND CASH EQUIVALENTS:

     At beginning of period              631,709         633,503
     At end of period                  $ 785,470        $895,231


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

The accompanying consolidated financial information as of September 30, 2003, and for the periods ended September 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of September 30, 2003, the total cost and accumulated depreciation of the mini-storage facilities are as follows:



        Land                                 $  2,729,790
        Buildings and equipment                11,069,326
        Total                                  13,799,116
        Less: Accumulated Depreciation        ( 9,797,779)
        Property - Net                       $  4,001,337




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


DSI REALTY INCOME FUND IX
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND IX (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2003



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

Date:  November, 2003



Richard Conway
Vice President