Form 10-K
period 2003-12-31
DSI REALTY INCOME FUND IX
filed 2004-03-31
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2003. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2003 and December 31, 2002 are as follows:


Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2003              Dec. 31, 2002

Azusa, CA                                84%                        85%

Elgin, IL                                72%                        74%

Everett, WA                              79%                        80%

Monterey Park, CA                        88%                        89%

Romeoville, IL                           68%                        73%

Aurora, CO*                              81%                        82%

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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2003 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,178 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.09 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $11.99 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $11.98 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001. It is the Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2003
         --------------------------------------------------------------------
                   2003         2002         2001         2000          1999
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $2,848,497   $3,107,226  $ 3,201,000  $ 2,960,225  $ 2,878.176

TOTAL
EXPENSES         1,807,338    1,892,925    1,756,730    1,863,988    1,833,773

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (128,775)   (143,534)    (168,986)    (121,220)     (122,453)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $   912,384  $ 1,070,767  $ 1,275,284  $   975,017   $  921,950
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 4,713,603  $ 5,049,395  $ 5,472,712  $ 5,709,174   $ 6,265,344
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM:
OPERATING      $ 1,486,963  $ 1,640,392  $ 1,803,290  $ 1,666,833   $ 1,639,711
INVESTING           (6,499)     (10,438)     (28,442)      (5,940)     (42,758)
FINANCING       (1,379,818)  (1,631,748)  (1,650,755)  (1,654,732)  (1,727,394)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     29.43  $     34.54  $     41.13  $     31.45   $     29.74
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     40.37  $     47.96  $     47.95  $     47.99   $     50.47
               ===========  ===========  ===========  ============  ===========




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


2003 COMPARED TO 2002

     Total revenues decreased from $3,106,379 in 2002 to $2,847,951 in 2003, total expenses decreased from $1,892,925 to $1,807,338, other income decreased from $847 to $546 and minority interest in income of the real estate joint venture decreased from $143,534 to $128,775. As a result of these fluctuations net income decreased from $1,070,767 to $912,384. The approximate $258,400 (8.3%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 78.4% for the year ended December 31, 2003 and 83.0% for the year ended December 31, 2002. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $70,800 (7.9%) decrease in operating expenses was due primarily to decreases in yellow pages advertising, maintenance and repair, office supplies, salaries and wages and workers compensation insurance expenses. The approximate $28,900 (11.3%) increase in general and admini-strative expenses was due primarily to an increase in legal and professional expense, partially offset by decreases in office expense and equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Part-ners Agreement (see paragraph below). General Partners' incentive management fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue.


2002 COMPARED TO 2001

     Total revenues decreased from $3,197,589 in 2001 to $3,106,379 in 2002, total expenses increased from $1,756,730 to $1,892,925, other income de-creased from $3,411 to $847 and minority interest in income of the real estate joint venture decreased from $168,986 to $143,534. As a result of these fluc-tuations, net income decreased from $1,275,284 to $1,070,767. The approximate $91,200 (2.9%) decrease in rental revenues can be attributed to lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.0% for the year ended December 31, 2002 and 87.2% for the year ended December 31, 2001. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $38,300 (4.4%) increase in operating expenses was due primarily to increases in yellow pages advertising, salaries and wages and workers compensation insurance, partially offset by decreases in mainten-ance and repair, security alarm service and power and sweeping expenses. The approximate $73,600 (40.6%) increase in general and administrative expenses was due primarily to increases in office supplies, legal and professional equipment and computer lease expenses. General Partners' incentive management fees remained relatively constant. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue.

     Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $153,400 (9.4%) in 2003 as compared to 2002 primarily as a result of the de-crease in net income. Net cash provided by operating activities decreased approximately $162,900 (9.0%) in 2002 as compared to 2001 primarily as a re-sult of the decrease in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority investor in the Partnership's real estate joint venture. Special distri-butions of 1.5% of capital contributed by Limited Partners, were declared and paid on December 15, 2002 and 2001.

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

     The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt the implementation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was as follows:

                                        2003 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $763,313    $714,842    $704,751        $665,045

Income before
  minority interest
  in joint venture         314,429     267,387     216,741         242,602

Net income                 276,245     235,882     186,617         213,640

Net income per limited
  partnership unit        $   8.91    $   7.61    $   6.02        $   6.89

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693



                                        2002 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $801,209    $770,436    $787,933        $746,801

Income before
  minority interest
  in joint venture         334,450     284,680     354,055         241,116

Net income                 297,262     251,941     317,940         203,624

Net income per limited
  partnership unit        $   9.59    $   8.13    $  10.26        $   6.56

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693




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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2003, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 70 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 75 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 81 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2003 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2003, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2003.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2004
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2004
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2004
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003
         --------------------------------------------------------------------
                   2003         2002         2001         2000          1999
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $2,848,497   $3,107,226  $ 3,201,000  $ 2,960,225  $ 2,878.176

TOTAL
EXPENSES         1,807,338    1,892,925    1,756,730    1,863,988    1,833,773

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (128,775)   (143,534)    (168,986)    (121,220)     (122,453)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $   912,384  $ 1,070,767  $ 1,275,284  $   975,017   $   921,950
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 4,713,603  $ 5,049,395  $ 5,472,712  $ 5,709,174   $ 6,265,344
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM:
OPERATING      $ 1,486,963  $ 1,640,392  $ 1,803,290  $ 1,666,833   $ 1,639,711
INVESTING           (6,499)     (10,438)     (28,442)      (5,940)     (42,758)
FINANCING       (1,379,818)  (1,631,748)  (1,650,755)  (1,654,732)  (1,727,394)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     29.43  $     34.54  $     41.13  $     31.45   $     29.74
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     40.37  $     47.96  $     47.95  $     47.99   $     50.47
               ===========  ===========  ===========  ============  ===========





The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2003.

                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   912,384    $ 3,811,551
Excess book depreciation                                  35,971        258,965
Accrued incentive management fee                                        314,602
Joint venture income adjustment                          (95,347)       297,263
Property acquisition costs                                              466,135
Recognition of deferred rental revenues                                  56,021
Excess book distributions                                               310,030
Accrued property taxes                                                  (75,000)
Taxes paid - Buckley Road
                                                     -----------    -----------
Per Partnership income tax return                    $   853,008    $ 5,439,567
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     27.51
                                                     ===========



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


    Independent Auditors' Report                                             F-1

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets at December 31, 2003 and 2002                F-2

    Consolidated Statements of Income for the Three
        Years Ended December 31, 2003                                        F-3

    Consolidated Statements of Changes in Partners' Equity (Deficit)
        for the Three Years Ended December 31, 2003                          F-4

    Consolidated Statements of Cash Flows for the Three Years
        Ended December 31, 2003                                              F-5

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



INDEPENDENT AUDITORS' REPORT
Partners
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial state-ment schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence support-ing the amounts and disclosures in the financial statements. An audit also in-cludes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
March 20, 2004



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2003
--------------------------------------------------------------------------------


ASSETS                                                  2003             2002

CASH AND CASH EQUIVALENTS                           $   732,355      $   631,709

PROPERTY, net (Note 3)                                3,876,070        4,308,446

OTHER ASSETS                                            105,178          109,240
                                                    -----------      -----------
TOTAL                                               $ 4,713,603      $ 5,049,395
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              314,602           315,879
Property management fees payable                         8,689             8,657
Customer deposits and other liabilities                 87,760            83,648
                                                    -----------      -----------
Total liabilities                                      721,081           718,214
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE                                          180,971           180,296

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                       (99,325)         (95,932)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2003 and 2002)                       3,910,876        4,246,817
                                                   ------------      -----------
Total partners' equity                               3,811,551        4,150,885
                                                   ------------      -----------
TOTAL                                              $ 4,713,603     $  5,049,395
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                               2003         2002         2001

REVENUES:
Rental                                      $2,847,951   $3,106,379   $3,197,589
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  438,875      447,817      420,457
 Operating                                     830,375      901,223      862,899
 General and administrative                    283,615      254,750      181,113
 General partners' incentive
  management fee (Note 4)                      111,612      133,816      133,799
 Property management fee                       142,861      155,319      158,462
                                            ----------   ----------   ----------
Total expenses                               1,807,338    1,892,925    1,756,730
                                            ----------   ----------   ----------

OPERATING INCOME                             1,040,613    1,213,454    1,440,859

OTHER INCOME-
 Interest income                                   546          847        3,411
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE          1,041,159    1,214,301    1,444,270

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                          (128,775)    (143,534)   (168,986)
                                            ----------   ----------   ----------
NET INCOME                                  $  912,384   $1,070,767   $1,275,284
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                                 9,124       10,708       12,753
Limited partners                            $  903,260   $1,060,059   $1,262,531
                                            ----------   ----------   ----------
TOTAL                                       $  912,384   $1,070,767   $1,275,284
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    29.43   $    34.54   $    41.13
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------

BALANCE JANUARY 1, 2001                $(89,657)    $ 4,867,996     $ 4,778,339

Net income                               12,753       1,262,531       1,275,284

Distributions                           (14,867)     (1,471,788)     (1,486,655)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2001              $(91,771)    $ 4,658,739     $ 4,566,968

Net income                               10,708       1,060,059       1,070,767

Distributions                           (14,869)     (1,471,981)     (1,486,850)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2002              $(95,932)    $ 4,246,817     $ 4,150,885

Net income                                9.124         903,260         912.384

Distributions                           (12,517)     (1,239,201)     (1,251,718)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2003             $(99,325)    $ 3,910,876     $ 3,811,551
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                            2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   912,384   $ 1,070,767   $ 1,275,284
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              438,875       447,817       420,457
  Minority interest in income
   of real estate joint venture             128,775       143,534       168,986
  Changes in assets and liabilities:
   Other assets                               4,062       (15,856)      (31,460)
   Incentive management
     fee payable                             (1,277)           17        (1,425)
   Property management fees payable              32          (802)         (390)
   Customer deposits and
    other liabilities                         4,112        (5,085)      (28,162)
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,486,963     1,640,392     1,803,290
                                        -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                        (6,499)      (10,438)      (28,442)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (128,100)     (144,898)     (167,700)
Contributions received from
 minority interest in real
 estate joint venture                                                     3,600
Distributions to partners                (1,251,718)   (1,486,850)   (1,486,655)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,379,818)   (1,631,748)   (1,650,755)
                                        ------------   -----------   ----------
NETINCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                            100,646        (1,794)      124,093

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        631,709       633,503       509,410
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   732,355   $   631,709   $   633,503
                                        ===========   ===========   ============

See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2003

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of DSI Realty Income Fund IX and its 70% owned real estate joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $59,376.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2003, 2002 or 2001.

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

     Impact of Recent Accounting Pronouncements - In 2003, the Partnership adopted the following pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets', and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.
     The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpre-tation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on the consolidated financial statements.



3.   PROPERTY

     The total cost of property and the accumulated depreciation is as follows as of December 31:

                                                  2003                2002

       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,069,318         11,062,819
                                              -----------        -----------

       Total                                   13,799,108         13,792,609
       Accumulated depreciation                (9,923,038)        (9,484,163)
                                              -----------         ----------

       Property, net                          $ 3,876,070        $ 4,308,446
                                              ===========        ===========

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

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



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $12,620         $420,200  $1,421,670  $1,841,870 $1,223,599  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965    14,726          696,000   2,110,691   2,806,691  1,844,929  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536     6,431          352,350   1,258,967   1,611,317  1,136,824  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    57,366          298,740   2,238,168   2,536,908  1,893,058  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    12,462          376,000   1,437,039   1,813,039  1,225,860  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,521,560    81,223          586,500   2,602,783   3,189,283  2,598,768  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,884,490  $184,828       $2,729,790 $11,069,318 $13,799,108*$9,923,038
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation


               Balance, December 31, 2000             $13,753,729     $8,615,889
                 Additions                                 28,442        420,457
                                                      -----------     ----------
               Balance, December 31, 2001             $13,782,171     $9,036,346
                 Additions                                 10,438        447,817
                                                      -----------     ----------
               Balance, December 31, 2002             $13,792,609     $9,484,163
                 Additions                                  6,499        438,875
                                                      -----------     ----------
               Balance, December 31, 2003             $13,799,108     $9,923,038
                                                      ===========     ==========

                                SCHEDULE 2



                               March 20, 2004


                ANNUAL REPORT TO LIMITED PARTNERS OF

                        DSI REALTY INCOME FUND X


Dear Limited Partners:

     This reprot contains the Partnership's balance sheets as of December 31, 2003 and 2002, and the related statements of income, changes in partner' equity and cash flows for each of the three years in the period ended December 31, 2003 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income
Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2003              Dec. 31, 2002


Azusa, CA                                84%                        85%

Elgin, IL                                72%                        74%

Everett, WA                              79%                        80%

Monterey Park, CA                        88%                        89%

Romeoville, IL                           68%                        73%

Aurora, CO*                              81%                        82%

*The Partnership owns a 70% interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your con-venience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    Date:  March 20, 2004



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

    Date:  March 20, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 20, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 20, 2004