Form 10-Q
period 2004-03-31
DSI REALTY INCOME FUND IX
filed 2004-05-17
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2004.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2004               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 30, 2004               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                April 30, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2004 and 2003, total revenues decreased 7.8% from $763,313 to $704,032, total expenses decreased 1.2% from $449,020 to $443,710, other income decreased from $136 to $130 and minority interest in income of real estate joint venture decreased 16.3% from $38,184 to $31,941. As a result, net income decreased 17.3% from $276,245 to $228,511 for the three-month period ended March 31, 2004, as compared to the same period in 2003. The decrease in revenue can be attributed to a decrease in rental income due to lower occupancy rates. Occupancy levels for the Partner-ship's six mini-storage facilities averaged 73.4% for the three-month period ended March 31, 2004 as compared to 78.9% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained constant as decreases in maintenance and repair and property management fee expenses was offset by increases in advertising, office supplies and salaries and wages expenses. General and administrative expenses decreased approximately $5,500 (7.2%) primarily as a result of a decrease in equipment and computer lease expense.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2004 AND DECEMBER 31, 2003

                                         March 31,      December 31,
                                            2004             2003

ASSETS

CASH AND CASH EQUIVALENTS                $  748,387       $  732,355
PROPERTY, NET                             3,771,534        3,876,070

OTHER ASSETS                                115,788          105,178

TOTAL                                    $4,635,709       $4,713,603

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  764,519       $  721,081

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 179,912          180,971


PARTNERS' EQUITY (DEFICIT):
     General Partners                      (100,528)         (99,325)
     Limited Partners                     3,791,806        3,910,876

  Total partners' equity                  3,691,278        3,811,551

TOTAL                                    $4,635,709       $4,713,603


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                         March 31,       March 31,
                                           2004             2003
REVENUES:

Rental                                   $  704,032       $  763,313

EXPENSES:

Operating                                   373,165          372,993
General and administrative                   70,545           76,027
     Total expenses                         443,710          449,020

OPERATING INCOME                            260,322          314,293

OTHER INCOME
  Interest                                      130              136


INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            260,452          314,429

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (31,941)         (38,184)

NET INCOME                               $  228,511       $  276,245


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  226,226       $  273,483
    General partners                          2,285            2,762

TOTAL                                    $  228,511       $  276,245

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     7.37       $     8.91


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693


See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2004            ($99,325)     $3,910,876   $3,811,551

NET INCOME                               2,285         226,226      228,511
DISTRIBUTIONS                           (3,488)       (345,296)    (348,784)

BALANCE AT MARCH 31, 2004            ($100,528)     $3,791,806   $3,691,278


See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                       March 31,          March 31,
                                         2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 228,511          $ 276,245

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        104,536            104,536
     Minority interest in income
       real estate joint venture          31,941             38,184
     Changes in assets and
      	liabilities:
     Increase in other assets            (10,610)            (8,994)
     Increase in liabilities              43,438             55,042

Net cash provided by
  operating activities                   397,816            465,013

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (348,784)          (310,030)
     Distributions paid to minority
       interest in real estate
       joint venture                     (33,000)           (35,400)
Net cash used in
         financing activities           (381,784)          (345,430)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       16,032            119,583

CASH AND CASH EQUIVALENTS:

     At beginning of period              732,355            631,709
     At end of period                  $ 748,387          $ 751,292


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

The accompanying consolidated financial information as of March 31, 2004 and for the periods ended March 31, 2004, and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of March 31, 2004, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

        Land                                 $  2,729,790
        Buildings and equipment                11,069,326
        Total                                  13,799,108
        Less: Accumulated Depreciation        (10,027,574)
        Property - Net                       $  3,771,534

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with assistance of the Partner-ship's President and Chief Executive Officer. These disclosure controls and procedures are designed that the information required to be disclosed by the Partnership in its periodic reports filed with Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its dis-closure controls and procedures were effective. There have been no signif-icant changes in the Partnership's internal controls or in other factors that could significantly affect the internal contorls subsequent to the date of their evaluation.



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

    Date:  April 30, 2004



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

    Date:  April 30, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 30, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 30, 2004