Form 10-Q
period 2004-06-30
DSI REALTY INCOME FUND IX
filed 2004-08-13
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2004               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2004               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                July 31, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2004 and 2003, total revenues decreased 9.6% from $714,842 to $646,417 and total expenses increased 7.1% from $447,566 to $479,358 and other income increased from $111 to $130. Minority interest in income of real estate joint venture decreased 13.4% from $31,505 to $27,284. As a result, net income decreased 40.7% from $235,882 to $139,905 for the three-month period ended June 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 73.8% for the three-month period ended June 30, 2004 as compared to 79.3% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $24,600 (6.5%) due primarily to an increase in advertising, maintenance and repair and office supplies expenses, partially offset by a decrease property management fee expense. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $7,200 (10.6%) primarily as a result of an increase in legal and professional expense. Minority interest in income of real estate joint venture decreased as a result of lower rental revenue at that facility.

For the six-months period ended June 30, 2004, and 2003, total revenues decreased 8.6% from $1,478,155 to $1,350,449 and total expenses increased 3.0% from $896,586 to $923,068 and other income increased from $247 to $260. Minority interest in income of real estate joint venture decreased 15.0% from $69,689 to $59,225. As a result, net income decreased 28.1% from $512,127 to $368,416 for the six-month period ended June 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates. Operating expenses increased approximately $24,800 (3.3%) due primarily to increases in advertising, maintenance and repair and office supplies, partially offset by decreases in property management fee medical insurance expenses. General and administrative expenses remained relatively constant. Minority interest in income of real estate joint venture decreased as dis-cussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2004 AND DECEMBER 31, 2003


                                         June 30,      December 31,
                                            2004             2003
ASSETS

CASH AND CASH EQUIVALENTS                $  504,132       $  732,355

PROPERTY, NET                             3,666,998        3,876,070

OTHER ASSETS                                124,302          105,178

TOTAL                                    $4,295,432       $4,713,603

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  593,183       $  721,081

MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 181,096          180,971


PARTNERS' EQUITY (DEFICIT):
     General Partners                      (102,229)         (99,325)
     Limited Partners                     3,623,382        3,910,876

  Total partners' equity                  3,521,153        3,811,551

TOTAL                                    $4,295,432       $4,713,603


See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                         June 30,         June 30,
                                           2004             2003
REVENUES:

Rental                                   $  646,417       $  714,842

EXPENSES:

Operating                                   404,224          379,640
General and administrative                   75,134           67,926
     Total expenses                         479,358          447,566

OPERATING INCOME                            167,059          267,276

OTHER INCOME
  Interest                                      130              111


INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            167,189          267,387

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (27,284)         (31,505)

NET INCOME                               $  139,905       $  235,882


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  138,506       $  233,523
    General partners                          1,399            2,359

TOTAL                                    $  139,905       $  235,882

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     4.51       $     7.61


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                          June 30,        June 30,
                                            2004            2003

REVENUES
  Rental                                 $1,350,449       $1,478,155

EXPENSES:
  Operating                                 777,389          752,633
  General and admininstrative               145,679          143,953
 Total expenses                             923,068          896,586

OPERATING INCOME                            427,381          581,569

OTHER INCOME
  Interest                                      260              247

INTEREST BEFORE MINORITY
  INTEREST IN INCOME OF REAL
  ESTATE JOINT VENTURE                      427,641          581,816

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (59,225)         (69,689)

NET INCOME                                $ 368,416        $ 512,127

AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                            364,732          507,006
General Partners                              3,684            5,121
TOTAL                                     $ 368,416        $ 512,127

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            11.88            16.52

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693


See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2004            ($99,325)     $3,910,876   $3,811,551

NET INCOME                               3,684         364,732      368,416
DISTRIBUTIONS                           (6,588)       (652,226)    (658,814)

BALANCE AT JUNE 30, 2004             ($102,229)     $3,623,382   $3,521,153

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                       June 30,          June 30,
                                         2004               2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 368,416          $ 512,127

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        209,072            209,072
     Minority interest in income
       real estate joint venture          59,225             69,689
     Changes in assets and
      	liabilities:
     Increase in other assets            (19,124)           (23,319)
    (Decrease)increase in liabilities   (127,898)            41,542
Net cash provided by
  operating activities                   489,691            809,111

CASH FLOWS FROM INVESTING -
     Additions to property                                   (6,500)

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (658,814)          (620,060)
     Distributions paid to minority
       interest in real estate
       joint venture                     (59,100)           (64,200)
Net cash used in
         financing activities           (717,914)          (684,260)

NET (DECREASE)INCREASE IN CASH AND
   CASH EQUIVALENTS                     (228,223)           118,351

CASH AND CASH EQUIVALENTS:

     At beginning of period              732,355            631,709
     At end of period                  $ 504,132          $ 750,060


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

The accompanying consolidated financial information as of June 30, 2004, and for the periods ended June 30, 2004 and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of June 30, 2004, the total cost and accumulated depreciation of the mini-storage facilities are as follows:


        Land                                 $  2,729,790
        Buildings and equipment                11,069,318
        Total                                  13,799,108
        Less: Accumulated Depreciation        (10,132,110)
        Property - Net                       $  3,666,998


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

    Date:  July 31, 2004



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

    Date:  July 31, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2004