Form 10-Q
period 2004-09-30
DSI REALTY INCOME FUND IX
filed 2004-11-15
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2004, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 29, 2004             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 29, 2004             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer





                                October 29, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
                        OF DSI REALTY INCOME FUND IX


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2004 and 2003, total revenues decreased 6.2% from $704,751 to $661,370 and total expenses decreased 9.3% from $488,141 to $442,657 and other income remained constant. Minority interest in income of real estate joint venture decreased 4.7% from $30,124 to $28,698. As a result, net income increased 1.9% from $186,617 to $190,146 for the three-month period ended September 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 73.5% for the three-month period ended September 30, 2004 as compared to 78.3% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $32,800 (8.9%) due primarily to an increase in maintenance and repair, security and alarm services and bank and credit card fee expenses, partially offset by a decrease in property manage-ment fee expense. Property management fees, which are based on rental revenue decreased as a result of the decrease in rental revenue. General and admin-istrative expenses decreased approximately $78,300 (65.2%) primarily as a result of a decrease in legal and professional expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to an amendment to the Partnership Agreement. Minority interest in income of real estate joint venture decreased as a result of lower rental revenue at that facility.

For the nine-month periods ended September 30, 2004, and 2003, total revenues decreased 7.8% from $2,182,906 to $2,011,819 and total expenses decreased 1.4% from $1,384,727 to $1,365,725 and other income increased from $378 to $391. Minority interest in income of real estate joint venture decreased 11.9% from $99,813 to $87,923. As a result, net income decreased 20.1% from $698,744 to $558,562 for the nine-month period ended September 30, 2004, as compared to the same period in 2003. Rental revenue decreased as a result of lower occupancy rates. Operating expenses increased approximately $57,500 (5.1%) due primarily to increases in advertising, maintenance and repair, office supplies, security and alarm services and bank and credit card fee expenses, partially offset by decreases in property management fee medical insurance expenses. The decrease in property management fees was discussed above. General and administrative expenses decreased approximately $76,500 (29.0%) primarily as result of a de-crease in legal and professional expense. The decrease in legal and pro-fessional expense was discussed above. Minority interest in income of real estate joint venture decreased as discussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND IX
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                 ROBERT J. CONWAY, President





                                DSI REALTY INCOME FUND IX
                     (A California Real Estate Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003



                                       September 30,      December 31,
                                            2004             2003

ASSETS

CASH AND CASH EQUIVALENTS                $  497,468       $  732,355
PROPERTY, Net                             3,562,460        3,876,070
OTHER ASSETS                                132,815          105,178

TOTAL                                    $4,192,743       $4,713,603

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                              $  612,980       $  721,081

MINORITY INTEREST IN
REAL ESTATE JOINT VENTURE                   181,594          180,971

PARTNERS' EQUITY(DEFICIT):
     General Partners                      (103,427)         (99,325)
     Limited Partners                     3,501,596        3,910,876

  Total partners' equity                  3,398,169        3,811,551

TOTAL                                    $4,192,743       $4,713,603

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                       September 30,    September 30,
                                           2004             2003
REVENUES:

Rental                                   $  661,370       $  704,751

EXPENSES:

Operating                                   400,896          368,122
General and administrative                   41,761          120,019
     Total expenses                         442,657          488,141

OPERATING INCOME                            218,713          216,610

OTHER INCOME
  Interest                                      131              131

INCOME BEFORE EQUITY IN INCOME
   OF REAL ESTATE JOINT VENTURE             218,844          216,741

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (28,698)         (30,124)

NET INCOME                               $  190,146       $  186,617


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  188,245       $  184,751
    General partners                          1,901            1,866

TOTAL                                    $  190,146       $  186,617

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     6.13       $     6.02


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




                                      September 30,     September 30,
                                           2004             2003

REVENUES:

Rental                                 $2,011,819       $2,182,906

EXPENSES:
Operating                               1,178,285        1,120,755
General and Administrative                187,440          263,972
Total Expenses                          1,365,725        1,384,727

OPERATING INCOME                          646,094          798,179

OTHER INCOME
   Interest                                   391              378

INCOME BEFORE MINORITY INTEREST
IN INCOME OF REAL ESTATE
JOINT VENTURE                             646,485          798,557

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                     ( 87,923)         (99,813)

NET INCOME                               $558,562         $698,744


AGGREGATE NET INCOME ALLOCATED TO:
Limited Partners                          552,976          691,757
General Partners                            5,586            6,987

TOTAL                                     558,562          698,744

NET INCOME PER LIMITED
PARTNERSHIP UNIT                           $18.02           $22.54

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION               30,693           30,693

See accompanying notes to financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2004



                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2004            ($99,325)     $3,910,876   $3,811,551

NET INCOME                               5,586         552,976      558,562
DISTRIBUTIONS                           (9,688)       (962,256)    (971,944)

BALANCE AT SEPTEMBER 30, 2004        ($103,427)     $3,501,596   $3,398,169



See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                    September 30,     September 30,
                                        2004              2003


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 558,562       $ 698,744

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        313,610         313,606
     Minority interest in income
       of real estate joint venture       87,923          99,813
     Changes in assets and
      	liabilities:

     Increase in other assets            (27,637)        (32,311)
    (Decrease)increase in liabilities   (108,101)        104,699

Net cash provided by
  operating activities                   824,357       1,184,551

CASH FLOWS FROM INVESTING -
     Additions to property                                (6,500)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (971,944)       (930,090)
     Distributions paid to
       minority interest in
       real estate joint venture         (87,300)        (94,200)
Net cash used in financing activities (1,059,244)     (1,024,290)

NET (DECREASE)INCREASE IN CASH AND
   CASH EQUIVALENTS                     (234,887)        153,761

CASH AND CASH EQUIVALENTS:

     At beginning of period              732,355         631,709
     At end of period                  $ 497,468        $785,470


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

The accompanying consolidated financial information as of September 30, 2004, and for the periods ended September 30, 2004, and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of September 30, 2004, the total cost and accumulated depreciation of the mini-storage facilities are as follows:



        Land                                 $  2,729,790
        Buildings and equipment                11,069,318
        Total                                  13,799,108
        Less: Accumulated Depreciation        (10,236,648)
        Property - Net                       $  3,562,460




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


DSI REALTY INCOME FUND IX
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND IX (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2004



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

Date:  November, 2004



Richard Conway
Vice President