Form 10-K
period 2004-12-31
DSI REALTY INCOME FUND IX
filed 2005-03-31
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2004. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2004 and December 31, 2003 are as follows:


Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2004              Dec. 31, 2003

Azusa, CA                                80%                        82%

Elgin, IL                                65%                        68%

Everett, WA                              73%                        76%

Monterey Park, CA                        82%                        85%

Romeoville, IL                           63%                        65%

Aurora, CO*                              79%                        80%

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



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2004 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,158 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 2004 and $10.09 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $11.99 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002. It is the Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2004
         --------------------------------------------------------------------
                   2004         2003         2002         2001          2000
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $2,648,811   $2,848,497  $ 3,107,226  $ 3,201,000  $ 2,960,225

TOTAL
EXPENSES         1,843,046    1,807,338    1,892,925    1,756,730    1,863,988

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (115,732)   (128,775)    (143,534)    (168,986)     (121,220)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $   690,033  $  912,384  $ 1,070,767  $ 1,275,284   $   975,017
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 4,238,864  $ 4,713,603  $ 5,049,395  $ 5,472,712   $ 5,709,174
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM (USED IN):
OPERATING      $ 1,188,300  $ 1,486,963  $ 1,640,392  $ 1,803,290   $ 1,666,833
INVESTING          (28,262)      (6,499)     (10,438)     (28,442)      (5,940)
FINANCING       (1,405,657)  (1,379,818)  (1,631,748)  (1,650,755)  (1,654,732)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     22.26  $     29.43  $     34.54  $     41.13   $     31.45
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     41.57  $     40.37  $     47.96  $     47.95   $     47.99
               ===========  ===========  ===========  ============  ===========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.



Critical Accounting Policies

Revenue recognition - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.



                              RESULTS OF OPERATIONS


2004 COMPARED TO 2003

     Total revenues decreased from $2,847,951 in 2003 to $2,648,288 in 2004, total expenses increased from $1,807,338 to $1,843,046, other income decreased from $546 to $523 and minority interest in income of the real estate joint venture decreased from $128,775 to $115,732. As a result of these fluctuations, net income decreased from $912,384 to $690,033. The approximate $199,700
(7.0%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 73.6% for the year ended December 31, 2004 and 78.4% for the year ended December 31, 2003. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $106,100 (12.8%) increase in operating expenses was due pri-marily to increases in advertising, purchase of locks, real estate tax and security alarm services expenses. The approximate $68,300 (24.1%) decrease in general and administrative expenses was due primarily to decreases in legal and professional and equipment and computer lease expenses, partially offset by an increase in office expense and printing expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). General Partners' incentive management fees, which are based on cash distributions to Limited Partners, increased as a result of an increase in these distributions. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $88500 (6.0%) in 2004 as compared to 2003 primarily as a result of the de-creases in net income and incentive management fee payable to the general partners, partially offset by an increase in customer deposits an other liabilities. Net cash provided by operating activities decreased approximately $153,400 (9.4%) in 2003 as compared to 2002 primarily as a result of the decrease in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners and the minority investor in the Partnership's real estate joint venture. Special distri-butions of 1.5% of capital contributed by Limited Partners, were declared and paid on December 15, 2002.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     In 2003, the Limited Partners approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt the implementation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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


                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:


                                        2004 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $704,032    $646,417    $661,370        $636,469

Income before
  minority interest
  in joint venture         260,452     167,189     218,844         159,280

Net income                 228,511     139,905     190,146         131,471

Net income per limited
  partnership unit        $   7.37    $   4.51    $   6.13        $   4.25

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693


                                        2003 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $763,313    $714,842    $704,751        $665,045

Income before
  minority interest
  in joint venture         314,429     267,387     216,741         242,602

Net income                 276,245     235,882     186,617         213,640

Net income per limited
  partnership unit        $   8.91    $   7.61    $   6.02        $   6.89

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693



Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
Item 8, Part II hereof.

     See the financial statements.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9a. CONTROLS AND PROCEDURES

     The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Parnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2004, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 71 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 76 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 82 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2004 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2004 were $26,920 and for 2003 were $25,600.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitee & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $22,100 and for 2003 were $20,700. Most of the fees related to preparation of the Partner-ship's tax returns.



                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2004, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2004.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2005
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2005
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2005
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004
         --------------------------------------------------------------------

                   2004         2003         2002         2001          2000
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $2,648,811   $2,848,497  $ 3,107,226  $ 3,201,000  $ 2,960,225

TOTAL
EXPENSES         1,843,046    1,807,338    1,892,925    1,756,730    1,863,988

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (115,732)   (128,775)    (143,534)    (168,986)     (121,220)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $   690,033  $  912,384  $ 1,070,767  $ 1,275,284   $   975,017
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 4,238,864  $ 4,713,603  $ 5,049,395  $ 5,472,712   $ 5,709,174
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM (USED IN):
OPERATING      $ 1,188,300  $ 1,486,963  $ 1,640,392  $ 1,803,290   $ 1,666,833
INVESTING          (28,262)      (6,499)     (10,438)     (28,442)      (5,940)
FINANCING       (1,405,657)  (1,379,818)  (1,631,748)  (1,650,755)  (1,654,732)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     22.26  $     29.43  $     34.54  $     41.13   $     31.45
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     41.57  $     40.37  $     47.96  $     47.95   $     47.99
               ===========  ===========  ===========  ============  ===========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2004.


                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   690,033    $ 3,212,927
Excess book depreciation                                  31,657        290,622
Joint venture income adjustment                          (72,515)       234,432
Property acquisition costs                                              466,135
Recognition of deferred rental revenues                                  56,021
Excess book distributions                                               310,030
Fixed asset adjustments                                  (12,500)       (12,500)
Accrued expenses                                          85,634         85,634
Accrued real estate taxes                                               (75,000)
Minority interest                                       (314,602)
                                                     -----------    -----------
Per Partnership income tax return                    $   407,707    $ 4,568,301
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     13.15
                                                     ===========



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page



FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                  F-1


    Consolidated Balance Sheets as of December 31, 2004 and 2003             F-2

    Consolidated Statements of Income for each of the Three
        Years Ended December 31, 2004                                        F-3

    Consolidated Statements of Changes in Partners' Equity (Deficit)
        for each of the Three Years Ended December 31, 2004                  F-4

    Consolidated Statements of Cash Flows for each of the Three Years
        Ended December 31, 2004                                              F-5

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



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACOUNTING FIRM
Partners
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of espressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
March 14, 2005



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


ASSETS                                                  2004             2003

CASH AND CASH EQUIVALENTS                           $   486,736      $   732,355

PROPERTY, net (Note 3)                                3,670,725        3,876,070

OTHER ASSETS                                             81,403          105,178
                                                    -----------      -----------
TOTAL                                               $ 4,238,864      $ 4,713,603
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners(Note 4)                  $   310,030      $    310,030
Incentive management fee payable to
general partners (Note 4)                              157,301           314,602
Property management fees payable                         8,236             8,689
Customer deposits and other liabilities                175,529            87,760
Capital lease obligations (Note 3)                     195,138
                                                    -----------      -----------
Total liabilities                                      846,234           721,081
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE                                          179,703           180,971

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                      (105,312)         (99,325)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2004 and 2003)                       3,318,239        3,910,876
                                                   ------------      -----------
Total partners' equity                               3,212,927        3,811,551
                                                   ------------      -----------
TOTAL                                              $ 4,238,864     $  4,713,603
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                               2004         2003         2002

REVENUES:
Rental                                      $2,648,288   $2,847,951   $3,106,379
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  443,745      438,875      447,817
 Operating                                     936,470      830,375      901,223
 General and administrative                    215,317      283,615      254,750
 General partners' incentive
  management fee (Note 4)                      115,100      111,612      133,816
 Property management fee                       132,414      142,861      155,319
                                            ----------   ----------   ----------
Total expenses                               1,843,046    1,807,338    1,892,925
                                            ----------   ----------   ----------

OPERATING INCOME                               805,242    1,040,613    1,213,454

OTHER INCOME-
 Interest income                                   523          546          847
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE            805,765    1,041,159    1,214,301

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                          (115,732)    (128,775)   (143,534)
                                            ----------   ----------   ----------
NET INCOME                                  $  690,033   $  912,384   $1,070,767
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                            $    6,900   $    9,124   $   10,708
Limited partners                               683,133      903,260    1,060,059
                                            ----------   ----------   ----------
TOTAL                                       $  690,033   $  912,384   $1,070,767
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    22.26   $    29.43   $    34.54
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------

BALANCE JANUARY 1, 2002                $(91,771)    $ 4,658,739     $ 4,566,968

Net income                               10,708       1,060,059       1,070,767

Distributions                           (14,869)     (1,471,981)     (1,486,850)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 2002               (95,932)      4,246,817       4,150,885

Net income                                9,124         903,260         912,384

Distributions                           (12,517)     (1,239,201)     (1,251,718)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2003              (99,325)      3,910,876       3,811,551

Net income                                6,900         683,133         690,033

Distributions                           (12,887)     (1,275,770)     (1,288,657)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2004            $(105,312)    $ 3,318,239     $ 3,212,927
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                            2004          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   690,033   $   912,384   $ 1,070,767
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              443,745       438,875       447,817
  Minority interest in income
   of real estate joint venture             115,732       128,775       143,534
  Changes in assets and liabilities:
   Other assets                              23,775         4,062       (15,856)
   Incentive management
     fee payable                           (157,301)       (1,277)           17
   Property management fees payable            (453)           32          (802)
   Customer deposits and
    other liabilities                        87,769         4,112        (5,085)
   Capital lease obligations                (15,000)
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,188,300     1,486,963     1,640,392
                                        -----------   -----------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES -
Additions to property                       (28,262)       (6,499)      (10,438)
                                        -----------   -----------    ----------

CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (117,000)     (128,100)     (144,898)
Distributions to partners                (1,288,657)   (1,251,718)   (1,486,850)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,405,657)   (1,379,818)   (1,631,748)
                                        ------------   -----------   ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                           (245,619)      100,646        (1,794)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        732,355       631,709       633,503
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   486,736   $   732,355   $   631,709
                                        ===========   ===========   ============

NON CASH INVESTING ACTIVITIES

Acquisition of trucks utilizing capital leases        $210,138


See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004

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

     Property and Depreciation - Property is recorded at cost and is composed primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life ranging from 15 to 20 years for the facilities. Improvements are depreciated over a five-year period. Property under capital leases is amortized over the lives of the respecitve leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $282,326.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2004, 2003 or 2002.

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



3.   PROPERTY

     The total cost of property and the accumulated depreciation is as follows as of December 31:

                                                  2004                2003

       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,097,580         11,069,318
                                              -----------        -----------

       Total                                   13,827,370         13,799,108
       Accumulated depreciation               (10,366,783)        (9,923,038)
                                              -----------         ----------
       Total                                    3,460,587          3,876,070

       Rental trucks under capital leases         210,138
                                              -----------         ----------
       Property, net                          $ 3,670,725        $ 3,876,070
                                              ===========         ==========

     The rental trucks under capital leases were not placed into service until January 2005, and therefore, no depreciation expense was recorded during 2004.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2004 are summarized as follows:

     2005                                    $   54,000
     2006                                        54,000
     2007                                        54,000
     2008                                        54,000
                                             ----------
     Total future minimum
      payment obligations                       216,000
     Less interest portion                       20,862
                                             ----------
     Present value of net
      minimum lease payments                 $  195,138
                                             ==========



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



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $13,895         $420,200  $1,422,945  $1,843,145 $1,296,703  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965    18,680          696,000   2,114,645   2,810,645  1,953,067  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536    12,713          352,350   1,265,249   1,617,599  1,201,368  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    63,220          298,740   2,244,022   2,542,762  2,014,157  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    18,759          376,000   1,443,336   1,819,336  1,300,211  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,521,560    85,823          586,500   2,607,383   3,193,883  2,601,277  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,884,490  $213,090       $2,729,790 $11,097,580 $13,827,370*$10,366,783
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2002               $13,782,171     $9,036,346
                 Additions                                 10,438        447,817
                                                      -----------     ----------
               Balance, December 31, 2002             $13,792,609     $9,484,163
                 Additions                                  6,499        438,875
                                                      -----------     ----------
               Balance, December 31, 2003             $13,799,108     $9,923,038
                 Additions                                 28,262        443,745
                                                      -----------     ----------
               Balance, December 31, 2004             $13,827,370    $10,366,783
                                                      ===========     ==========

                                SCHEDULE 2



                               March 14, 2005


                ANNUAL REPORT TO LIMITED PARTNERS OF

                        DSI REALTY INCOME FUND IX


Dear Limited Partners:

     This reprot contains the Partnership's balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in partner' equity and cash flows for each of the three years ended December 31, 2004 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII.
The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2004              Dec. 31, 2003


Azusa, CA                                80%                        82%

Elgin, IL                                65%                        68%

Everett, WA                              73%                        76%

Monterey Park, CA                        82%                        85%

Romeoville, IL                           63%                        65%

Aurora, CO*                              79%                        80%



*The Partnership owns a 70% interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your con-venience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 14, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 14, 2005