Form 10-Q
period 2005-03-31
DSI REALTY INCOME FUND IX
filed 2005-05-16
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2005 AND DECEMBER 31, 2004

                                         March 31,      December 31,
                                            2005             2004

ASSETS

CASH AND CASH EQUIVALENTS                $  394,868       $  486,736
PROPERTY, NET                             3,566,189        3,670,725

OTHER ASSETS                                 85,360           81,403
                                         ----------       ----------
TOTAL                                    $4,046,417       $4,238,864
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $310,030
Capital lease obligation                    181,638          195,138
Other liabilities                           323,668          341,066
                                           --------         --------
Total liabilities                           737,829          846,234
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 182,954          179,703


PARTNERS' EQUITY (DEFICIT):
     General Partners                      (106,185)        (105,312)
     Limited Partners                     3,231,819        3,318,239
                                          ---------        ---------
  Total partners' equity                  3,125,634        3,212,927

TOTAL                                    $4,046,417       $4,238,864
                                         ==========       ==========

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                         March 31,       March 31,
                                           2005             2004
REVENUES:

Rental                                   $  663,961       $  704,032
                                         ----------       ----------
EXPENSES:

Operating                                   412,158          373,165
General and administrative                   78,551           70,545
                                         ----------        ---------
     Total expenses                         490,709          443,710
                                         ----------        ---------
OPERATING INCOME                            173,252          260,322

OTHER INCOME
  Interest                                      129              130
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            173,381          260,452

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (28,151)         (31,941)

NET INCOME                               $  145,230       $  228,511
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  143,778       $  226,226
    General partners                          1,452            2,285
                                         ----------       ----------
TOTAL                                    $  145,230       $  228,511
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     4.68       $     7.37
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2005           ($105,312)     $3,318,239   $3,212,927

NET INCOME                               1,452         143,778      145,230
DISTRIBUTIONS                           (2,325)       (230,198)    (232,523)
                                     ---------      ----------   ----------
BALANCE AT MARCH 31, 2005            ($106,185)     $3,231,819   $3,125,634
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                       March 31,          March 31,
                                         2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 145,230          $ 228,511

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        104,536            104,536
     Minority interest in income
       real estate joint venture          28,151             31,941
     Changes in assets and
      	liabilities:
     Decrease in other assets             (3,957)           (10,610)
    (Decrease)increase in liabilities   (108,405)            43,438
                                        --------          ---------
Net cash provided by
  operating activities                   165,555            397,816
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (232,523)          (348,784)
     Distributions paid to minority
       interest in real estate
       joint venture                     (24,900)           (33,000)
                                        --------          ---------
Net cash used in
         financing activities           (257,423)          (381,784)

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                      (91,868)            16,032

CASH AND CASH EQUIVALENTS:

     At beginning of period              486,736            732,355
                                       ---------          ---------
     At end of period                  $ 394,868          $ 748,387
                                       =========          =========

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

The accompanying consolidated financial information as of March 31, 2005 and for the periods ended March 31, 2005, and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of March 31, 2005, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                            March 31, 2005  December 31, 2004
        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,032,676      11,032,676
        Equipment                                 275,042         275,042
                                             ------------    ------------
        Total                                  14,037,508      14,037,508
        Less: Accumulated Depreciation        (10,471,319)    (10,366,783)
                                             ------------    ------------
        Property - Net                       $  3,566,189    $  3,670,725
                                             ============    ============


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

     Under the Agreement of limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests.

     The General Partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of the project.

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2005 and 2004, total revenues decreased 5.7% from $704,032 to $663,961, total expenses increased 10.6% from $443,710 to $490,709, other income decreased from $130 to $129 and minority interest in income of real estate joint venture decreased 11.9% from $31,941 to $28,151. As a result, net income decreased 36.4% from $228,511 to $145,230
for the three-month period ended March 31, 2005, as  compared to the   same
period in 2004. The decrease in revenue can be attributed to a decrease in rental in income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 71.9% for the three month period ended March 31, 2005 as compared to 74.7% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $39,000 (10.5%) primarily as a result of increases in advertising, maintenance and repair, real estate tax and truck insurance expenses. General and administrative expenses increased approxi-mately $8,000 (11.3%) primarily as a result of an increase in legal and professional and equipment and computer lease expenses partially offset by a decrease in incentive management fees.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

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



                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2005                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 13, 2005                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005




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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 13, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 13, 2005