Form 10-Q
period 2005-06-30
DSI REALTY INCOME FUND IX
filed 2005-08-15
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2005 AND DECEMBER 31, 2004


                                         June 30,      December 31,
                                            2005             2004
ASSETS

CASH AND CASH EQUIVALENTS                $  335,777       $  486,736

PROPERTY, NET                             3,440,639        3,670,725

OTHER ASSETS                                 89,322           81,403
                                         ----------       ----------
TOTAL                                    $3,865,738       $4,238,864
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners                    232,523       $  310,030
Capital lease obligation                    179,388          195,138
Other liabilities                           302,982          341,066
                                         ----------       ----------
                                         $  714,893       $  846,234
                                         ----------       ----------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 185,027          179,703


PARTNERS' EQUITY (DEFICIT):
     General Partners                      (107,783)        (105,312)
     Limited Partners                     3,073,601        3,318,239
                                         ----------       ----------
  Total partners' equity                  2,965,818        3,212,927

TOTAL                                    $3,865,738       $4,238,864
                                         ==========       ==========

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                         June 30,         June 30,
                                           2005             2004
REVENUES:

Rental                                   $  658,264       $  646,417
                                         ----------       ----------
EXPENSES:

Operating                                   505,804          404,224
General and administrative                   55,845           75,134
                                         ----------       ----------
     Total expenses                         561,649          479,358
                                         ----------       ----------
OPERATING INCOME                             96,615          167,059

OTHER INCOME
  Interest                                       64              130
                                         ----------      -----------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                             96,679          167,189

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (23,973)         (27,284)
                                         ----------       ----------
NET INCOME                               $   72,706       $  139,905
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $   71,979       $  138,506
    General partners                            727            1,399
                                         ----------       ----------
TOTAL                                    $   72,706       $  139,905
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     2.35       $     4.51
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                          June 30,        June 30,
                                            2005            2004

REVENUES
  Rental                                 $1,322,225       $1,350,449
                                         ----------       ----------
EXPENSES:
  Operating                                 917,962          777,389
  General and administrative               134,396          145,679
                                         ----------       ----------
 Total expenses                           1,052,358          923,068
                                         ----------       ----------
OPERATING INCOME                            269,867          427,381

OTHER INCOME
  Interest                                      193              260
                                         ----------       ----------
INTEREST BEFORE MINORITY
  INTEREST IN INCOME OF REAL
  ESTATE JOINT VENTURE                      270,060          427,641

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (52,124)         (59,225)
                                          ---------        ---------
NET INCOME                                $ 217,936        $ 368,416
                                          =========        =========
AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                            215,757          364,732
General Partners                              2,179            3,684
                                          ---------        ---------
TOTAL                                     $ 217,936        $ 368,416
                                          =========        =========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $    7.03        $   11.88
                                          =========        =========
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2005           ($105,312)     $3,318,239   $3,212,927

NET INCOME                               2,179         215,757      217,936
DISTRIBUTIONS                           (4,650)       (460,395)    (465,045)
                                     ---------      ----------   ----------
BALANCE AT JUNE 30, 2005             ($107,783)     $3,073,601   $2,965,818
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                       June 30,          June 30,
                                         2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 217,936          $ 368,416

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        230,086            209,072
     Minority interest in income
       real estate joint venture          52,124             59,225
     Changes in assets and
      	liabilities:
     Increase in other assets             (7,919)           (19,124)
     Decrease in liabilities            (131,341)          (127,898)
                                        --------           --------
Net cash provided by
  operating activities                   360,886            489,691
                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (465,045)          (658,814)
     Distributions paid to minority
       interest in real estate
       joint venture                     (46,800)           (59,100)
                                        --------           --------
Net cash used in
         financing activities           (511,845)          (717,914)
                                        --------           --------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                     (150,959)          (228,223)

CASH AND CASH EQUIVALENTS:

     At beginning of period              486,736            732,355
                                       ---------          ---------
     At end of period                  $ 335,777          $ 504,132
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

The accompanying consolidated financial information as of June 30, 2005, and for the periods ended June 30, 2005 and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. The total cost and accumulated depreciation of the mini-storage facilities are as follows:



    Land                                 $  2,729,790      $  2,729,790
    Buildings and equipment                11,032,676        11,032,676
    Equipment                                 275,042           275,042
                                         ------------      ------------
    Total                                  14,037,508        14,037,508
    Less: Accumulated Depreciation        (10,596,869)      (10,366,783)
                                         ------------      ------------
    Property - Net                       $  3,440,639      $  3,670,725
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2005 and 2004, total revenues increased 1.8% from $646,417 to $658,264 and total expenses increased 17.2% from $479,358 to $561,649 and other income decreased from $130 to $64. Minority interest in income of real estate joint venture decreased 12.1% from $27,284 to $23,973as a result of lower rental revenue at that facility. As a result, net income decreased 48.0% from $139,905 to $72,706 for the three-month period ended June 30, 2005, as compared to the same period in 2004. Rental revenue remained constant. Occupancy levels for the Partnership's six mini-storage facilities averaged 74.7% for the three-month period ended June 30, 2005 as compared to 73.8% for the same period in 2004. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $101,600 (25.1%) due primarily to an increase in advertising, maintenance and repair, purchase of locks, real estate tax, salaries and wages, truck insurance and depreciation. General and administrative expenses decreased approximately $19,300 (25.7%) primarily as a result of a decrease in incentive management fees, legal and professional expense. Minority interest in income of real estate joint venture decreased as a result of lower rental revenue at that facility.

For the six-months period ended June 30, 2005, and 2004, total revenues decreased 2.1% from $1,350,449 to $1,322,225 and total expenses increased 14.0% from $923,068 to $1,052,358 and other income decreased from $260 to $193. Minority interest in income of real estate joint venture increased 12.0% from $59,225 to $52,124. As a result, net income decreased 40.8% from $368,416 to $217,936 for the six-month period ended June 30, 2005, as compared to the same period in 2004. Rental revenue decreased as a result of lower occupancy rates. Operating expenses increased approximately $140,600 (18.1%) due primarily to increases in advertising, maintenance and repair, purchase of locks, real estate tax, salaries and wages, truck insurance and depreciation expenses. General and administrative expenses decreased approximately $11,300 (7.8%) primarily as a result of a decrease in incentive management fees, partially offset by an increase in equipment and computer lease expense. Minority interest in income of real estate joint venture decreased as discussed above.

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

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the President and Chief Executive Officer. These disclosure controls and pro-cedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Ex-change Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commissions rules and forms and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could signifi-cantly affect the internal controls subsequent to the date of their evaluation.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2005               DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 29, 2005                DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 29, 2005