Form 10-Q
period 2005-09-30
DSI REALTY INCOME FUND IX
filed 2005-11-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                                        September 30,     December 31,
                                            2005             2004
ASSETS

CASH AND CASH EQUIVALENTS                $  482,241       $  486,736

PROPERTY, NET                             3,325,595        3,670,725

OTHER ASSETS                                 93,281           81,403
                                         ----------       ----------
TOTAL                                    $3,901,117       $4,238,864
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                 $  232,523       $  310,030
Capital lease obligation                    154,638          195,138
Other liabilities                           383,753          341,066
                                         ----------       ----------
                                            770,914          846,234
                                         ----------       ----------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 182,061          179,703


PARTNERS' EQUITY (DEFICIT):
     General Partners                      (107,960)        (105,312)
     Limited Partners                     3,056,102        3,318,239
                                         ----------       ----------
  Total partners' equity                  2,948,142        3,212,927
                                         ----------       ----------
TOTAL                                    $3,901,117       $4,238,864
                                         ==========       ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                       September 30,    September 30,
                                           2005             2004
REVENUES:

Rental                                   $  736,887       $  661,370
                                         ----------       ----------
EXPENSES:

Operating                                   450,351          400,896
General and administrative                   41,103           41,761
                                         ----------       ----------
     Total expenses                         491,454          442,657
                                         ----------       ----------
OPERATING INCOME                            245,433          218,713

OTHER INCOME
  Interest                                       48              131
                                         ----------      -----------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            245,481          218,844

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (30,634)         (28,698)
                                         ----------       ----------
NET INCOME                               $  214,847       $  190,146
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  212,699       $  188,245
    General partners                          2,148            1,901
                                         ----------       ----------
TOTAL                                    $  214,847       $  190,146
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     6.93       $     6.13
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                        September 30,   September 30,
                                            2005            2004

REVENUES
  Rental                                 $2,059,112       $2,011,819
                                         ----------       ----------
EXPENSES:
  Operating                               1,368,313        1,178,285
  General and administrative                175,499          187,440
                                         ----------       ----------
 Total expenses                           1,543,812        1,365,725
                                         ----------       ----------
OPERATING INCOME                            515,300          646,094

OTHER INCOME
  Interest                                      241              391
                                         ----------       ----------
INTEREST BEFORE MINORITY
  INTEREST IN INCOME OF REAL
  ESTATE JOINT VENTURE                      515,541          646,485

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (82,758)         (87,923)
                                          ---------        ---------
NET INCOME                                $ 432,783        $ 558,562
                                          =========        =========
AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                          $ 428,455        $ 552,976
General Partners                              4,328            5,586
                                          ---------        ---------
TOTAL                                     $ 432,783        $ 558,562
                                          =========        =========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $   13.96        $   18.02
                                          =========        =========
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2005           ($105,312)     $3,318,239   $3,212,927

NET INCOME                               4,328         428,455      432,783
DISTRIBUTIONS                           (6,976)       (690,592)    (697,568)
                                     ---------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2005        ($107,960)     $3,056,102   $2,948,142
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                     September 30,      September 30,
                                         2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 432,783          $ 558,562

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        345,130            313,610
     Minority interest in income
       real estate joint venture          82,758             87,923
     Changes in assets and
      	liabilities:
     Increase in other assets            (11,878)           (27,637)
     Decrease in liabilities             (75,320)          (108,101)
                                        --------           --------
Net cash provided by
  operating activities                   773,473            824,357
                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (697,568)          (971,944)
     Distributions paid to minority
       interest in real estate
       joint venture                     (80,400)           (87,300)
                                        --------           --------
Net cash used in
         financing activities           (777,968)        (1,059,244)
                                        --------           --------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                       (4,495)          (234,887)

CASH AND CASH EQUIVALENTS:

     At beginning of period              486,736            732,355
                                       ---------          ---------
     At end of period                  $ 482,241          $ 497,468
                                       =========          =========

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

The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII, a related party, through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado and DSI Realty Income Fund VIII has a 30% interest. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The Partnership and DSI Realty Income Fund VIII both have DSI Properties, Inc. as one of the general partners and both of their facilities are managed by Dahn.

The accompanying consolidated financial information as of September 30, 2005, and for the periods ended September 30, 2005 and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. The total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                   September 30, 2005   December 31, 2004

    Land                                 $  2,729,790      $  2,729,790
    Buildings and equipment                11,032,676        11,032,676
    Equipment                                 275,042           275,042
                                         ------------      ------------
    Total                                  14,037,508        14,037,508
    Less: Accumulated Depreciation        (10,711,913)      (10,366,783)
                                         ------------      ------------
    Property - Net                       $  3,325,595      $  3,670,725
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended September 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2005 and 2004, total revenues increased 11.4% from $661,370 to $736,887 and total expenses increased 11.0% from $442,657 to $491,454 and other income decreased from $131 to $48. Minority interest in income of real estate joint venture increased 6.7% from $28,698 to $30,634 as a result of higher rental revenue at that facility. As a result, net income increased 13.0% from $190,146 to $214,847 for the three-month period ended September 30, 2005, as compared to the same period in 2004. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.3% for the three-month period ended September 30, 2005 as compared to 73.5% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $49,500 (12.3%) due primarily to an increase in advertising, real estate tax, salaries and wages, travel, truck insurance and maintenance and depreciation. General and admini-strative remained constant as a decrease in incentive management fees was partially offset by an increase in equipment and computer lease expenses.

For the nine-month period ended September 30, 2005, and 2004, total revenues increased 2.4% from $2,011,819 to $2,059,112 and total expenses increased 13.0% from $1,365,725 to $1,543,812 and other income decreased from $391 to $241. Minority interest in income of real estate joint venture decreased 5.9% from $87,923 to $82,758. As a result, net income decreased 22.5% from $558,562 to $432,783 for the nine-month period ended September 30, 2005, as compared to the same period in 2004. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $190,000 (16.1%) due primarily to increases in advertising, maintenance and repair, purchase of locks and packing materials, real estate tax, salaries and wages, truck insurance and maintenance, travel and depreciation expenses, partially offset by a decrease in security alarm services expense. General and administrative expenses decreased approximately $11,900 (6.3%) primarily as a result of a decease in incentive management fees, partially offset by an increase in equipment and computer lease expense. Minority interest in income of real estate joint venture decreased as a result of higher operating expenses at that facility.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE


Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2005             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2005             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  October 31, 2005



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


    Date:  October 31, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2005