Form 10-K
period 2005-12-31
DSI REALTY INCOME FUND IX
filed 2006-03-31
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2005. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2005 and December 31, 2004 are as follows:


Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2005              Dec. 31, 2004

Azusa, CA                                81%                        80%

Elgin, IL                                63%                        65%

Everett, WA                              80%                        73%

Monterey Park, CA                        84%                        82%

Romeoville, IL                           66%                        63%

Aurora, CO*                              78%                        79%

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


Item 1a. RISK FACTORS

Some Potential Losses Are Not Covered By Insurance.
We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and acts of war that generally are not insured. We cannot be assured that we will be able to renew insurance coverage upon expiration of our policies in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold or, if offered, these types of insurance may be prohibitively expensive. Should uninsured loss or a loss in excess from insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Because real estate is illiquid, we may not be able to sell Properties when appropriate.
Real estate investments generally, mini-storage facilities like those that we own, in particular, often cannot be sold quickly. Consequently, we may not be able to sell Properties when appropriate. This could adversely affect our cash flow and ability to make distributions.

Our operating costs might rise, which might reduce our profitability and have an adverse affect on our cash flow and our ability to make distributions to shareholders.
We might face higher operating expenses as a result of rising costs generally, and in particular as a result of increased costs following a terrorist attack or other catastrophic event. For example, it might cost more in the future for security, property/casualty and liability insurance, and property mainten-ance. As noted above, when our insurance policies expire, the cost of premiums for comparable coverage might be significantly higher after such an event when it is time to renew our coverage, which could then increase our operating expenses and reduce or profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning and electricity. If operating expenses increase dramatically, the availability of other comparable mini-storage facilities in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions.

We face significant competition.
We compete with numerous other owners of mini-storage facilities for tenants. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce our ability to attract and keep and retain tenants, and may increase vacancies, which increases may lower rental rates. In addition, some of our competitors may be willing, because their properties may have vacancy rates higher than those for our properties, to make space available at lower prices than the space in our properties. We cannot be assured that this competition will not adversely affect our cash flow and ability to make distributions.

Our ability to make distributions is subject to various risks.
We have been paying quarterly distributions since inception. Our ability to make distributions in the future will depend upon:

   -       Financial performance of our Property;
   - The absence of significant expenditures relating to environmental and regulator matters; and
   -       Our ability to attract and maintain tenants.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse affect on our cash flow and our ability to make distributions.

Changes in the law may adversely affect our cash flow.
The Properties are subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Additionally, the cost to comply with any new or different regulation could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change our that newly imposed requirements will not require significant unanticipated expenditures.

Should we incur long-term indebtedness, it will subject us to additional risks. Like other real estate companies, should we incur indebtedness on our proper-ties, we will be subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If such debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions at expected levels or at all. Furthermore, an increase in interest expense could adversely affect our cash flow and ability to make distributions to Limited Partners.
If we should not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse affect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability. Our organizational documents do not contain any limitation on our ability to incur debt secured by our Properties. Accordingly, we could place financing on our Properties almost without restriction. If we were to take such action, the debt service could adversely affect our cash flow and ability to make dis-tributions and would include the risk of default on such indebtedness. There are no plans to incur any long-term indebtedness on any of the Partnership's Properties.

Environmental problems at the Properties are possible and may be costly. Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazard-ous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of contaminates. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamin-ation emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral.

Environmental laws that govern the presence, maintenance and removal of asbestos require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, notifying and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

To the best of our knowledge, asbestos was not used in the construction of any of the Properties. Tenants of the Partnership's mini-storage facilities are prohibited from storing hazardous or toxic substances or from even bringing hazardous or toxic substances onto the property. To the best knowledge of the General Partners, there are no instances of storage or release of hazardous or toxic substances at any of the Partnership's Properties. However, there can be no guaranty that one or more tenants did not actually store such materials or cause releases at any of the Partnership's Properties. If these conditions should occur, we may need to undertake a target remediation program which could become costly and could necessitate the temporary location of some or all of the Properties' tenants or require rehabilitation of the affected property.

Americans With Disabilities Act compliance can be costly.
Under the Americans With Disabilities Act of 1990 ("ADA"), all public accom-modations and commercial facilities, must meet certain Federal requirements related to access and use by disabled persons. Compliance with the ADA re-quirements could involve removal of structural barriers from certain disabled persons' entrances, which could adversely affect our financial condition, and results of operations. Other Federal, state or local laws may require modifi-cations to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are currently in material compliance with present requirements, non-compliance with the ADA or similar or related laws or regulations could result in the United States govern-ment imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions.

Partnership's status as a limited partnership is dependent on compliance with Federal income tax requirements.
Failure of the Partnership to be treated as a limited partnership would have serious adverse consequences to holders of our Units. If the IRS were to successfully challenge the tax status of the Partnership for Federal income tax purposes, the Partnership would be treatable as a corporation. In such event, the imposition of a corporate tax on the Partnership would reduce the amount of cash available for distribution from such Partnership to the Limited Partners. We do not anticipate such a challenge.

We are dependent upon our key personnel.
We are dependent upon our key personnel whose continued service is not guar-anteed. We are dependent upon our independent property manager for experience in managing mini-storage facilities. While we believe we could find replace-ments for these key personnel, loss of their services could adversely affect our operations.



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2005 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,155 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $7.58 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $10.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $10.09 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003. It is the Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2005
         --------------------------------------------------------------------
                   2005         2004         2003         2002          2001
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $2,791,288   $2,648,811  $ 2,848,497  $ 3,107,226  $ 3,201,000

TOTAL
EXPENSES         2,064,603    1,843,046    1,807,338    1,892,925    1,756,730

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (108,420)   (115,732)    (128,775)     (143,534)    (168,986)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $   618,265  $  690,033   $  912,384   $ 1,070,767  $ 1,275,284
               ===========  ===========  ===========  ============ ===========

TOTAL
ASSETS         $ 3,803,223  $ 4,238,864  $ 4,713,603  $ 5,049,395   $ 5,472,712
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM (USED IN):
OPERATING      $ 1,212,645  $ 1,203,300  $ 1,486,963  $ 1,640,392   $ 1,803,290
INVESTING          (12,850)     (28,262)      (6,499)     (10,438)     (28,442)
FINANCING       (1,166,460)  (1,420,657)  (1,379,818)  (1,631,748)  (1,650,755)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     19.94  $     22.26  $     29.43  $     34.54   $     41.13
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     32.81  $     41.57  $     40.37  $     47.96   $     47.95
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



                              RESULTS OF OPERATIONS


2005 COMPARED TO 2004

     Total revenues increased from $2,648,288 in 2004 to $ 2,790,998 in 2005, total expenses increased from $1,843,046 to $2,064,603, other income decreased from $523 to $290 and minority interest in income of the real estate joint venture decreased from $115,732 to $108,420. As a result of these fluctuations, net income decreased from $690,033 to $618,265. The approximate $142,700
(5.4%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 75.3% for the year ended December 31, 2005 and 73.6% for the year ended December 31, 2004. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $118,200 (12.6%) increase in operating expenses was due primar-ily to increases in maintenance and repair, purchase of locks and packing materials, real estate tax, salaries and wages and truck insurance and main-tenance expenses, partially offset by a decrease in advertising and security expenses. The approximate $68,300 (31.7%) increase in general and administra-tive expenses was due primarily to increases in legal and professional, equip-ment and computer lease and office supplies and printing expenses. General Partners' incentive management fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $9,300 (0.8%) in 2005 as compared to 2004 primarily as a result of the de-crease in payment of deferred incentive management fee payable to general partners, partially offset by a decrease in net income, a decrease in customer deposits and other liabilities and an increase in other assets. Net cash pro-vided by operating activities decreased approximately $283,700 (19.1%) in 2004 as compared to 2003 primarily as a result of the decreases in net income and incentive management fee payable to general partners, partially offset by an increase in customer deposits and other liabilities.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners, the minority investor in the Partnership's real estate joint venture in 2005, 2004 and 2003 and payments on capital lease obligations starting in 2004.

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


                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 was as follows:

                                        2005 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $663,961    $658,264    $736,887        $731,886

Income before
  minority interest
  in joint venture         173,381      96,679     245,481         211,144

Net income                 145,230      72,706     214,847         185,482

Net income per limited
  partnership unit        $   4.68    $   2.35    $   6.93        $   5.98

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693



                                        2004 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $704,032    $646,417    $661,370        $636,469

Income before
  minority interest
  in joint venture         260,452     167,189     218,844         159,280

Net income                 228,511     139,905     190,146         131,471

Net income per limited
  partnership unit        $   7.37    $   4.51    $   6.13        $   4.25

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693




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


Item 9b. OTHER INFORMATION

     None.

                                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2005, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 72 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 77 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 83 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2005 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2005 were $ $29,640 and for 2004 were $26,920.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2005 were $23,900 and for 2004 were $22,100. Most of the fees related to preparation of the Partner-ship's tax returns.



                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2005, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2005.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2006
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2006
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2006
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2006
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2005
         --------------------------------------------------------------------

                   2005         2004         2003         2002          2001
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $2,791,288   $2,648,811  $ 2,848,497  $ 3,107,226  $ 3,201,000

TOTAL
EXPENSES         2,064,603    1,843,046    1,807,338    1,892,925    1,756,730

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (108,420)   (115,732)    (128,775)    (143,534)     (168,986)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $   618,265  $  690,033  $   912,384  $ 1,070,767   $ 1,275,284
               ===========  ===========  ===========  ============  ===========

TOTAL
ASSETS         $ 3,803,223  $ 4,238,864  $ 4,713,603  $ 5,049,395   $ 5,472,712
               ===========  ===========  ===========  ============  ===========

CASH FLOW FROM (USED IN):
OPERATING      $ 1,212,645  $ 1,203,300  $ 1,486,963  $ 1,640,392   $ 1,803,290
INVESTING          (12,850)     (28,262)      (6,499)     (10,438)     (28,442)
FINANCING       (1,166,460)  (1,420,657)  (1,379,818)  (1,631,748)  (1,650,755)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     19.94  $     22.26  $     29.43  $     34.54   $     41.13
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     32.81  $     41.57  $     40.37  $     47.96   $     47.95
               ===========  ===========  ===========  ============  ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2005.


                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $   618,265    $ 2,891,670
Excess book depreciation                                 207,778        498,400
Joint venture income adjustment                          (17,493)       226,369
Interest income                                            8,770          8,770
Property acquisition costs                                              466,135
Deferred rental revenues                                  (7,672)        48,349
Accrued expenses                                          16,200        101,834
Accrued property taxes                                                  (75,000)
Fixed asset adjustments                                  (45,000)       (57,500)
Excess book distributions                                               232,565
                                                     -----------    -----------
Per Partnership income tax return                    $   780,848    $ 4,341,592
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     25.19
                                                     ===========



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

FINANCIAL STATEMENTS:


    Consolidated Balance Sheets as of December 31, 2005 and 2004             F-2

    Consolidated Statements of Income for each of the Three
        Years Ended December 31, 2005                                        F-3

    Consolidated Statements of Changes in Partners' Equity (Deficit)
        for each of the Three Years Ended December 31, 2005                  F-4

    Consolidated Statements of Cash Flows for each of the Three Years
        Ended December 31, 2005                                              F-5

    Notes to Consolidated Financial Statements                               F-6


SUPPLEMENTAL SCHEDULE:                                                      F-10


    Schedule III - Real Estate and Accumulated Depreciation
                   as of December 31, 2005                                  F-11


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACOUNTING FIRM

To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial state-ment schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of espressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Los Angeles, California

March 27, 2006



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


ASSETS                                                  2005             2004

CASH AND CASH EQUIVALENTS                           $   520,071      $   486,736

PROPERTY, net (Note 3)                                3,190,797        3,670,725

OTHER ASSETS                                             92,355           81,403
                                                    -----------      -----------
TOTAL                                               $ 3,803,223      $ 4,238,864
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners(Note 4)               $   232,468      $    310,030
Incentive management fee payable to
general partners (Note 4)                              158,150           157,301
Property management fees payable                         9,372             8,236
Customer deposits and other liabilities                177,678           175,529
Capital lease obligations (Note 3)                     151,662           195,138
                                                    -----------      -----------
Total liabilities                                      729,330           846,234
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE                                          182,223           179,703

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                      (108,524)        (105,312)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2005 and 2004)                       3,000,194        3,318,239
                                                   ------------      -----------
Total partners' equity                               2,891,670        3,212,927
                                                   ------------      -----------
TOTAL                                              $ 3,803,223     $  4,238,864
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                               2005         2004         2003

REVENUES:
Rental                                      $2,790,998   $2,648,288   $2,847,951
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  492,778      443,745      438,875
 Operating                                   1,054,717      936,470      830,375
 Interest Expense                               10,525
 General and administrative                    283,651      215,317      283,615
 General partners' incentive
  management fee (Note 4)                       84,557      115,100      111,612
 Property management fee                       138,375      132,414      142,861
                                            ----------   ----------   ----------
Total expenses                               2,064,603    1,843,046    1,807,338
                                            ----------   ----------   ----------

OPERATING INCOME                               726,395      805,242    1,040,613

OTHER INCOME-
 Interest income                                   290          523          546
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE            726,685      805,765    1,041,159

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                          (108,420)    (115,732)   (128,775)
                                            ----------   ----------   ----------
NET INCOME                                  $  618,265   $  690,033   $ 912,384
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                            $    6,183   $    6,900   $    9,124
Limited partners                               612,082      683,133      903,260
                                            ----------   ----------   ----------
TOTAL                                       $  618,265   $  690,033   $  912,384
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 2)                               $    19.94   $    22.26   $    29.43
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------

BALANCE JANUARY 1, 2003               $ (95,932)    $ 4,246,817     $ 4,150,885

Net income                                9,124         903,260         912,384

Distributions                           (12,517)     (1,239,201)     (1,251,718)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2003              (99,325)      3,910,876       3,811,551

Net income                                6,900         683,133         690,033

Distributions                           (12,887)     (1,275,770)     (1,288,657)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2004             (105,312)      3,318,239       3,212,927

Net income                                6,183         612,082         618,265

Distributions                            (9,395)       (930,127)       (939,522)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2005            $(108,524)    $ 3,000,194     $ 2,891,670
                                        =======     ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                            2005          2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   618,265   $   690,033   $   912,384
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              492,778       443,745       438,875
  Minority interest in income
   of real estate joint venture             108,420       115,732       128,775
  Changes in assets and liabilities:
   Other assets                             (10,952)       23,775         4,062
   Incentive management
     fee payable                                849      (157,301)      (1,277)
   Property management fees payable           1,136          (453)           32
   Customer deposits and
    other liabilities                         2,149        87,769        4,112
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,212,645     1,203,300     1,486,963
                                        -----------   -----------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES -
Additions to property                       (12,850)      (28,262)      (6,499)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions paid to minority interest
 in real estate joint venture              (105,900)     (117,000)     (128,100)
Distributions to partners                (1,017,084)   (1,288,657)   (1,251,718)
Payments on capital lease obligations       (43,476)      (15,000)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,166,460)   (1,420,657)   (1,379,818)
                                        ------------   -----------   ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                             33,335      (245,619)      100,646

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        486,736       732,355       631,709
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   520,071   $   486,736   $   732,355
                                        ===========   ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest    $    10,525
                                        ===========

NON CASH INVESTING AND
 FINANCING ACTIVITIES -

 Acquisition of trucks
 utilizing capital leases               $      -      $   210,138   $     -
                                        ===========   ===========   ============



See accompanying notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2005

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2005 is $162,583.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2005, 2004 or 2003.

     Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, other assets, distrivutions due part-ners, incentive management fee payable to general partners, property management fee payable, customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments. The carrying value of the capital lease obligations approx-imates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

     Recent Accounting Pronouncement - In March 2005, the Financial Accounting Standards Board ("FASB") issued Statement of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonable estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on the Partnership's con-solidated financial statements.

       In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Partnership's results of operations or financial condition.

     Reclassification - The Partnership reclassified the change in payments on capital lease obligations in the statements of cash flows from an operat-ing activity to a financing activity. This reclassification does not affect the total net change in cash and cash equivalents and has no impact on the Partnership's consolidated balance sheet, consolidated statements of income, and consolidated statemnets of changes in partners' equity (deficit).




3.   PROPERTY

     The total cost of property and the accumulated depreciation as of December 31, 2005 and 2004, is as follows:

                                                  2005                2004

       Land                                   $ 2,729,790        $ 2,729,790
       Rental trucks under capital leases         210,138            210,138
       Buildings and improvements              11,110,430         11,097,580
                                              -----------        -----------

       Total                                   14,050,358         14,037,508
       Accumulated depreciation               (10,859,561)       (10,366,783)
                                              -----------         ----------
       Property, net                          $ 3,190,797        $ 3,670,725
                                              ===========         ==========

     The rental trucks under capital leases were not placed into service until January 2005, and therefore, no depreciation expense was recorded during 2004. Depreciation expense of $53,652 was recorded in 2005.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2005 are summarized as follows:

     2006                                    $   54,000
     2007                                        54,000
     2008                                        54,000
                                             ----------
     Total future minimum
      payment obligations                       162,000
     Less interest portion                       10,338
                                             ----------
     Present value of net
      minimum lease payments                 $  151,662
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



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $15,391         $420,200  $1,424,441  $1,844,641 $1,370,084  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965    19,761          696,000   2,115,726   2,811,726  2,061,710  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536    12,713          352,350   1,265,249   1,617,599  1,258,854  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    63,220          298,740   2,244,022   2,542,762  2,135,842  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    20,476          376,000   1,445,053   1,821,053  1,375,363  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,521,560    94,379          586,500   2,615,939   3,202,439  2,604,056  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,884,490  $225,940       $2,729,790 $11,110,430 $13,840,220*$10,805,909
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2003               $13,792,609     $9,484,163
                 Additions                                  6,499        438,875
                                                      -----------     ----------
               Balance, December 31, 2003              13,799,108      9,923,038
                 Additions                                 28,262        443,745
                                                      -----------     ----------
               Balance, December 31, 2004              13,827,370     10,366,783
                 Additions                                 12,850        439,126
                                                      -----------     ----------
               Balance, December 31, 2005             $13,840,220    $10,805,909
                                                      ===========     ==========

                                SCHEDULE 2



                               March 27, 2006


                ANNUAL REPORT TO LIMITED PARTNERS OF

                        DSI REALTY INCOME FUND IX


Dear Limited Partners:

     This report contains the Partnership's balance sheets as of December 31, 2005 and 2004, and the related statements of income, changes in partner' equity (deficit) and cash flows for each of the three years ended December 31, 2005 accompanied by a report of independent registered public accounting firm. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership in-terests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2005 and December 31, 2004 were as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2005              Dec. 31, 2004


Azusa, CA                                81%                        80%

Elgin, IL                                63%                        65%

Everett, WA                              80%                        73%

Monterey Park, CA                        84%                        82%

Romeoville, IL                           66%                        63%

Aurora, CO*                              78%                        79%



*The Partnership owns a 70% interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your con-venience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund IX (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 27, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund IX (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                    Richard P. Conway
                                    Vice President
                                    March 27, 2006