Form 10-Q
period 2006-03-31
DSI REALTY INCOME FUND IX
filed 2006-05-12
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2006 AND DECEMBER 31, 2005

                                         March 31,      December 31,
                                            2006             2005

ASSETS

CASH AND CASH EQUIVALENTS                $  552,686       $  520,071
PROPERTY, NET                             3,073,212        3,190,797

OTHER ASSETS                                 93,626           92,355
                                         ----------       ----------
TOTAL                                    $3,719,524       $3,803,223
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,468
Capital lease obligation                    139,024          151,662
Other liabilities                           321,445          345,200
                                           --------         --------
Total liabilities                           692,992          729,330
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 185,225          182,223
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (109,028)        (108,524)
     Limited Partners                     2,950,335        3,000,194
                                          ---------        ---------
  Total partners' equity                  2,841,307        2,891,670
                                          ---------        ---------
TOTAL                                    $3,719,524       $3,803,223
                                         ==========       ==========

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                         March 31,       March 31,
                                           2006             2005
REVENUES:

Rental                                   $  737,612       $  663,961
                                         ----------       ----------
EXPENSES:

Operating                                   447,201          412,158
General and administrative                   77,697           78,551
                                         ----------        ---------
     Total expenses                         524,898          490,709
                                         ----------        ---------
OPERATING INCOME                            212,714          173,252

OTHER INCOME
  Interest                                       48              129
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            212,762          173,381

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (30,602)         (28,151)
                                         ----------       ----------
NET INCOME                               $  182,160       $  145,230
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  180,338       $  143,778
    General partners                          1,822            1,452
                                         ----------       ----------
TOTAL                                    $  182,160       $  145,230
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     5.88       $     4.68
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements(unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2006           ($108,524)     $3,000,194   $2,891,670

NET INCOME                               1,822         180,338      182,160
DISTRIBUTIONS                           (2,325)       (230,198)    (232,523)
                                     ---------      ----------   ----------
BALANCE AT MARCH 31, 2006            ($109,028)     $2,950,335   $2,841,307
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                       March 31,          March 31,
                                         2006               2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 182,160          $ 145,230

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        117,585            104,536
     Minority interest in income
       real estate joint venture          30,602             28,151
     Changes in assets and
      	liabilities:
     Increase in other assets             (1,271)            (3,957)
     Decrease in liabilities             (36,338)          (108,405)
                                        --------          ---------
Net cash provided by
  operating activities                   292,738            165,555
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (232,523)          (232,523)
     Distributions paid to minority
       interest in real estate
       joint venture                     (27,600)           (24,900)
                                        --------          ---------
Net cash used in
         financing activities           (260,123)          (257,423)
                                        --------          ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       32,615            (91,868)

CASH AND CASH EQUIVALENTS:

     At beginning of period              520,071            486,736
                                       ---------          ---------
     At end of period                  $ 552,686          $ 394,868
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

The accompanying consolidated financial information is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. The total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                                March 31,     December 31,
                                                  2006            2005

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,110,430      11,110,430
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,050,358      14,050,358
        Less: Accumulated Depreciation        (10,977,146)    (10,859,561)
                                             ------------    ------------
        Property - Net                       $  3,073,212    $  3,190,797
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2006 and 2005, total revenues increased 11.1% from $663,961 to $737,612, total expenses increased 7.0% from $490,709 to $524,898, other income decreased from $129 to $48 and minority interest in income of real estate joint venture increased 8.7% from $28,151 to $30,602. As a result, net income increased 25.4% from $145,230 to $182,160 for the three-month period ended March 31, 2006, as compared to the same period in 2005. The increase in revenue can be attributed to an increase in rental income due to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 76.0% for the three-month period ended March 31, 2006 as compared to 71.9% for the same period in 2005. The Partnerhip is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $35,000 (8.5%) primarily as a result of increases in maintenance and repair, property management fees, real estate tax and salaries and wages expenses, partially offset by de-creases in advertising, legal and office supplies expenses. Property management fees, which are based on rental revenue, increased as a result of said fees. General and administrative expenses remained relatively constant.

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

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the inform-ation is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 27, 2006. There has been no material change to the risk factors disclosed therein.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2006                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 12, 2006                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  May 12, 2006




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


    Date:  May 12, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 12, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 12, 2006