Form 10-Q
period 2006-06-30
DSI REALTY INCOME FUND IX
filed 2006-08-11
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2006 AND DECEMBER 31, 2005

                                          June 30,      December 31,
                                            2006             2005

ASSETS

CASH AND CASH EQUIVALENTS                $  535,594       $  520,071
PROPERTY, NET                             2,954,890        3,190,797

OTHER ASSETS                                 94,896           92,355
                                         ----------       ----------
TOTAL                                    $3,585,380       $3,803,223
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,468
Capital lease obligation                    128,928          151,662
Other liabilities                           274,097          345,200
                                           --------         --------
Total liabilities                           635,548          729,330
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 181,554          182,223
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (109,757)        (108,524)
     Limited Partners                     2,878,035        3,000,194
                                          ---------        ---------
  Total partners' equity                  2,768,278        2,891,670
                                          ---------        ---------
TOTAL                                    $3,585,380       $3,803,223
                                         ==========       ==========

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                         June 30,         June 30,
                                           2006             2005
REVENUES:

Rental                                   $  732,405       $  658,264
                                         ----------       ----------
EXPENSES:

Operating                                   485,423          505,804
General and administrative                   63,909           55,845
                                         ----------        ---------
     Total expenses                         549,332          561,649
                                         ----------        ---------
OPERATING INCOME                            183,073           96,615

OTHER INCOME
  Interest                                       48               64
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            183,121           96,679

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (23,628)         (23,973)
                                         ----------       ----------
NET INCOME                               $  159,493       $   72,706
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  157,898       $   71,979
    General partners                          1,595              727
                                         ----------       ----------
TOTAL                                    $  159,493       $   72,706
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     5.14       $     2.35
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                          June 30,        June 30,
                                            2006            2005

REVENUES
  Rental                                 $1,470,017       $1,322,225
                                         ----------       ----------
EXPENSES:
  Operating                                 932,624          917,962
  General and administrative                141,606          134,396
                                         ----------       ----------
 Total expenses                           1,074,230        1,052,358
                                         ----------       ----------
OPERATING INCOME                            395,787          269,867

OTHER INCOME
  Interest                                       96              193
                                         ----------       ----------
INTEREST BEFORE MINORITY
  INTEREST IN INCOME OF REAL
  ESTATE JOINT VENTURE                      395,883          270,060

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (54,230)         (52,124)
                                          ---------        ---------
NET INCOME                                $ 341,653        $ 217,936
                                          =========        =========
AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                            338,236          215,757
General Partners                              3,417            2,179
                                          ---------        ---------
TOTAL                                     $ 341,653        $ 217,936
                                          =========        =========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $   11.02        $    7.03
                                          =========        =========
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693
                                             ======           ======



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2006


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 30, 2006          ($108,524)     $3,000,194   $2,891,670

NET INCOME                               3,417         338,236      341,653
DISTRIBUTIONS                           (4,650)       (460,395)    (465,045)
                                     ---------      ----------   ----------
BALANCE AT JUNE 30, 2006             ($109,757)     $2,878,035   $2,768,278
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                       June 30,           June 30,
                                         2006               2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 341,653          $ 217,936

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        235,907            230,086
     Minority interest in income
       real estate joint venture          54,230             52,124
     Changes in assets and
      	liabilities:
     Increase in other assets             (2,541)            (7,919)
     Decrease in other liabilities       (71,103)          (131,341)
                                        --------          ---------
Net cash provided by
  operating activities                   558,146            360,886
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (464,990)          (465,045)
     Distributions paid to minority
       interest in real estate
       joint venture                     (54,899)           (46,800)
     Payment on capital
       lease obligations                 (22,734)                 0
                                        --------          ---------
Net cash used in
         financing activities           (542,623)          (511,845)
                                        --------          ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       15,523           (150,959)

CASH AND CASH EQUIVALENTS:

     At beginning of period              520,071            486,736
                                       ---------          ---------
     At end of period                  $ 535,594          $ 335,777
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:



                                                June 30,     December 31,
                                                  2006            2005

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,110,430      11,110,430
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,050,358      14,050,358
        Less: Accumulated Depreciation        (11,095,468)    (10,859,561)
                                             ------------    ------------
        Property - Net                       $  2,954,890    $  3,190,797
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2006 and 2005, total revenues increased 11.3% from $658,264 to $732,405 and total expenses decreased 2.2% from $561,649 to $549,332 and other income decreased from $64 to $48. Minority interest in income of real estate joint venture decreased 1.4% from $23,973 to $23,628. As a result, net income increased 119.4% from $72,706 to $159,493 for the three-month period ended June 30, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.7% for the three-month period ended June 30, 2006 as compared to 74.7% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $20,400 (4.0%) due primarily to a decrease in advertising expense, salaries and wages, bank and credit card fees and lock and packing material purchases. General and administrative increased approximately $8,100 (14.4%) primarily as a result of an increase in legal and professional expense.

For the six-month periods   ended  June 30, 2006  and  2005, total  revenues
increased 11.2% from $1,322,225 to $1,470,017 and total expenses increased 2.1% from $1,052,358 to $1,074,230 and other income decreased from $193 to $96. Minority interest in income of real estate joint venture increased 4.0% from $52,124 to $54,230. As a result, net income increased 56.8% from $217,936 to $341,653 for the six-month period ended June 30, 2006, as com-pared to the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approx-imately $14,700 (1.6%) due primarily to increases in maintenance and repair, property management fees, real estate tax, salaries and wages and depreciation expenses, partially offset by a decrease in advertising, purchase of locks and office supplies expenses. General and administrative expenses increased approximately $7,200 (5.4%) primarily as a result of an increase in incentive management fee, office expenses, and legal and professional expense, partially offset by a decrease in equipment and computer lease expense. Minority interest in income of real estate joint venture increased as a result of higher rental revenue, partially offset by higher operating expenses at that facility.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2006                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2006                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  July 31, 2006




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


    Date:  July 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2006