Form 10-Q
period 2006-09-30
DSI REALTY INCOME FUND IX
filed 2006-11-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                       September 30,      December 31,
                                            2006             2005

ASSETS

CASH AND CASH EQUIVALENTS                $  688,245       $  520,071
PROPERTY, NET                             2,836,939        3,190,797

OTHER ASSETS                                 96,166           92,355
                                         ----------       ----------
TOTAL                                    $3,621,350       $3,803,223
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,468
Capital lease obligation                    117,300          151,662
Other liabilities                           317,619          345,200
                                           --------         --------
Total liabilities                           667,442          729,330
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 183,530          182,223
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (109,737)        (108,524)
     Limited Partners                     2,880,115        3,000,194
                                          ---------        ---------
  Total partners' equity                  2,770,378        2,891,670
                                          ---------        ---------
TOTAL                                    $3,621,350       $3,803,223
                                         ==========       ==========

See accompanying notes to consolidated financial statements(unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                       September 30,    September 30,
                                           2006             2005
REVENUES:

Rental                                   $  773,618       $  736,887
                                         ----------       ----------
EXPENSES:

Operating                                   470,712          450,351
General and administrative                   38,755           41,103
                                         ----------        ---------
     Total expenses                         509,467          491,454
                                         ----------        ---------
OPERATING INCOME                            264,151          245,433

OTHER INCOME
  Interest                                       49               48
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            264,200          245,481

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (29,577)         (30,634)
                                         ----------       ----------
NET INCOME                               $  234,623       $  214,847
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  232,277       $  212,699
    General partners                          2,346            2,148
                                         ----------       ----------
TOTAL                                    $  234,623       $  214,847
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     7.57       $     6.93
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                        September 30,   September 30,
                                            2006            2005

REVENUES
  Rental                                 $2,243,635       $2,059,112
                                         ----------       ----------
EXPENSES:
  Operating                               1,403,336        1,368,313
  General and administrative                180,361          175,499
                                         ----------       ----------
 Total expenses                           1,583,697        1,543,812
                                         ----------       ----------
OPERATING INCOME                            659,938          515,300

OTHER INCOME
  Interest                                      145              241
                                         ----------       ----------
INTEREST BEFORE MINORITY
  INTEREST IN INCOME OF REAL
  ESTATE JOINT VENTURE                      660,083          515,541

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (83,807)         (82,758)
                                          ---------        ---------
NET INCOME                                $ 576,276        $ 432,783
                                          =========        =========
AGGREGATE NET INCOME ALLOCATED TO:

Limited Partners                          $ 570,513        $ 428,455
General Partners                              5,763            4,328
                                          ---------        ---------
TOTAL                                     $ 576,276        $ 432,783
                                          =========        =========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $   18.59        $   13.96
                                          =========        =========
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION               30,693           30,693
                                             ======           ======



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2006           ($108,524)     $3,000,194   $2,891,670

NET INCOME                               5,763         570,513      576,276
DISTRIBUTIONS                           (6,976)       (690,592)    (697,568)
                                     ---------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2006        ($109,737)     $2,880,115   $2,770,378
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements(unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                     September 30,      September 30,
                                         2006               2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 576,276          $ 432,783

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        353,858            345,130
     Minority interest in income
       real estate joint venture          83,807             82,758
     Changes in assets and
      	liabilities:
     Increase in other assets             (3,811)           (11,878)
     Decrease in other liabilities       (27,581)           (75,320)
                                        --------          ---------
Net cash provided by
  operating activities                   982,549            773,473
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners          (697,513)          (697,568)
     Distributions paid to minority
       interest in real estate
       joint venture                     (82,500)           (80,400)
     Payments on capital
       lease obligations                 (34,362)
                                        --------          ---------
Net cash used in
         financing activities           (814,375)          (777,968)
                                        --------          ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      168,174             (4,495)

CASH AND CASH EQUIVALENTS:

     At beginning of period              520,071            486,736
                                       ---------          ---------
     At end of period                  $ 688,245          $ 482,241
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:



                                             September 30,   December 31,
                                                  2006            2005

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,110,430      11,110,430
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,050,358      14,050,358
        Less: Accumulated Depreciation        (11,213,419)    (10,859,561)
                                             ------------    ------------
        Property - Net                       $  2,836,939    $  3,190,797
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended September 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2006 and 2005, total revenues increased 5.0% from $736,887 to $773,618 and total expenses increased 3.7% from $491,454 to $509,467 and other income increased from $48 to $49. Minor-ity interest in income of real estate joint venture decreased 3.5% from $30,634 to $29,577. As a result, net income increased 9.2% from $214,847 to $234,623 for the three-month period period ended September 30, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 80.7% for the three-month period ended September 30, 2006 as compared to 79.3% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $20,400 (4.5%) due primarily to an increase in maintenance and repair, legal, salaries and wages, workers compensation insurance and bank and credit card fee expenses, partially offset by decreases in advertising, office supplies, travel and truck maintenance expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative decreased approximately $2,300 (5.6%) as a result of relatively insignificant fluctuations in various expense accounts. Minority interest in income of real estate joint venture remained constant.

For the nine-month periods ended September 30, 2006 and 2005, total revenues increased 9.0% from $2,059,112 to $2,243,635 and total expenses increased 2.6% from $1,543,812 to $1,583,697 and other income decreased from $241 to $145. Minority interest in income of real estate joint venture increased 1.3% from $82,758 to $83,807. As a result, net income increased 33.2% from $432,783 to $576,276 for the nine-month period ended September 30, 2006, as compared to the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $35,000 (2.6%) due primarily to increases in maintenance and repair, legal, property management fees, real estate tax, salaries and wages, depreciation and bank and credit card fee expenses, partially offset by a decrease in advertising, purchase of locks and packing materials and office supplies, travel and truck maintenance expenses. General and administrative expenses increased approximately $4,900 (2.8%) primarily as a result of an increase in legal and professional and office expenses, partially offset by a decrease in equipment and computer lease expense. Minority interest in income of real estate joint venture remained constant.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
         (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2006.
         (b) Registrant did not file any reports on Form 8-K for the period reported upon.


SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2006             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2006             DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  October 31, 2006




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


    Date:  October 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2006