Form 10-K
period 2006-12-31
DSI REALTY INCOME FUND IX
filed 2007-03-30
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ______________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

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

     Average occupancy levels for each of the Partnership's properties for the years ended December 31, 2006 and 2005 are as follows:


Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2006              Dec. 31, 2005

Azusa, CA                                82%                        81%

Elgin, IL                                66%                        63%

Everett, WA                              87%                        80%

Monterey Park, CA                        87%                        84%

Romeoville, IL                           65%                        66%

Aurora, CO*                              79%                        78%

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



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2006 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 30,693 limited partnership units during its offering and currently has 1,152 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $7.59 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006 and $8.20 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $10.39 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004. It is the Registrant's expectations that distributions will continue to be paid in the future.


Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2006
         --------------------------------------------------------------------
                   2006         2005         2004         2003          2002
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $3,030,962   $2,791,288   $2,648,811  $ 2,848,497  $ 3,107,226

TOTAL
EXPENSES         1,807,977    2,064,603    1,843,046    1,807,338    1,892,925

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (120,580)    (108,420)   (115,732)    (128,775)     (143,534)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $ 1,102,405  $   618,265  $  690,033   $  912,384   $ 1,070,767
               ===========  ===========  ===========  ============ ===========

TOTAL
ASSETS         $ 3,729,105  $ 3,803,223  $ 4,238,864  $ 4,713,603  $ 5,049,395
               ===========  ===========  ===========  ============ ===========

CASH FLOW FROM (USED IN):
OPERATING      $ 1,232,721  $ 1,212,645  $ 1,203,300  $ 1,486,963  $ 1,640,392
INVESTING          (18,675)     (12,850)     (28,262)      (6,499)     (10,438)
FINANCING       (1,098,450)  (1,166,460)  (1,420,657)  (1,379,818)  (1,631,748)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     35.56  $     19.94  $     22.26  $     29.43   $     34.54
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     30.35  $     32.81  $     41.57  $     40.37   $     47.96
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



                              RESULTS OF OPERATIONS


2006 COMPARED TO 2005

Total revenues increased from $2,790,998 in 2005 to $3,030,769 in 2006, total expenses decreased from $2,064,603 to $1,807,977, other income decreased from $290 to $193 and minority interest in income of the real estate joint venture increased from $108,420 to $120,580. As a result of these fluctuations, net income increased from $618,265 to $1,102,405. The increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 78.4% for the year ended December 31, 2006 and 75.3% for the year ended December 31, 2005. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $54,300 (5.1%) de-crease in operating expenses was due primarily to decreases in advertising, purchase of locks and packing materials, partially offset by decreases in real estate tax and salaries and wages. The approximate $7,600 (2.7%) decrease in general and administrativ expenses was due primarily to decreases in office supplies and printing expenses travel expenses, partially offset by increases in legal and professional, bank and credit card fees and postage expenses. General Partners' incentive management fees, which are based on cash distri-butions to Limited Partnes, remained constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.


2005 COMPARED TO 2004

Total revenues increased from $2,648,288 in 2004 to $2,790,998 in 2005, total expenses increased from $1,843,046 to $2,064,603, other income decreased from $523 to $290 and minority interest in income of the real estate joint venture decreased from $115,732 to $108,420. As a result of these fluctuations, net income decreased from $690,033 to $618,265. The approximate $142,700
(5.4%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 75.3% for the year ended December 31, 2005 and 73.6% for the year ended December 31, 2004. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $118,200 (12.6%) increase in operating expenses was due primar-ily to increases in maintenance and repair, purchase of locks and packing materials, real estate tax, salaries and wages and truck insurance and main-tenance expenses, partially offset by a decrease in advertising and security expenses. The approximate $68,300 (31.7%) increase in general and administra-tive expenses was due primarily to increases in legal and professional, equip-ment and computer lease and office supplies and printing expenses. General Partners' incentive management fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage accounting services and computer expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $20,000 (1.7%) in 2006 as compared to 2005 primarily as a result of the in-crease in net income, partially offset by an increase in other assets payment of deferred incentive management fee payable to general partners and a de-crease in customer deposits and other liabilities. Net cash provided by operating activities increased approximately $9,300 (0.8%) in 2005 as compared to 2004 primarily as a result of the decrease in payment of deferred incentive management fee payable to general partners, partially offset by a decrease in net income, a decrease in customer deposits and other liabilities and an in-crease in other assets.

Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities in 2006, 2005 and 2004. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has been used for distributions to partners, the minority investor in the Partnership's real estate joint venture in 2006, 2005 and 2004 and payments on capital lease obligations starting in 2004.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate oper-ations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.


                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:

                                        2006 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $737,612    $932,405    $773,618        $587,134

Income before
  minority interest
  in joint venture         212,762     383,121     264,200         362,902

Net income                 182,160     359,493     234,623         326,129

Net income per limited
  partnership unit        $   5.88    $  11.60    $   7.57        $  10.51

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693



                                        2005 Quarter Ended
                                        ------------------

                          March 31    June 30    September 30    December 31
                          --------    -------    ------------    -----------

Total revenues            $663,961    $658,264    $736,887        $731,886

Income before
  minority interest
  in joint venture         173,381      96,679     245,481         211,144

Net income                 145,230      72,706     214,847         185,482

Net income per limited
  partnership unit        $   4.68    $   2.35    $   6.93        $   5.98

Weighted average number
  of limited partnership
  units outstanding         30,693      30,693      30,693          30,693







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


Item 9b. OTHER INFORMATION

     None.

                                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2006, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 73 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 78 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 84 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2006 no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2006 were $31,240 and for 2005 were $29,640.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2006 were $26,755 and 2005 were $24,050. Most of the fees related to preparation of the Partner-ship's tax returns.



                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2006, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2006.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2007
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 30, 2007
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 30, 2007
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND IX

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,
         --------------------------------------------------------------------

                   2006         2005         2004         2003          2002
                   ----         ----         ----         ----          ----
TOTAL REVENUES
AND OTHER
INCOME          $3,030,962   $2,791,288   $2,648,811  $ 2,848,497  $ 3,107,226

TOTAL
EXPENSES         1,807,977    2,064,603    1,843,046    1,807,338    1,892,925

MINORITY
INTEREST
IN INCOME OF
REAL ESTATE
JOINT
VENTURE           (120,580)    (108,420)   (115,732)    (128,775)     (143,534)
               -----------  -----------  -----------  ------------  -----------

NET
INCOME         $ 1,102,405  $   618,265  $  690,033   $  912,384   $ 1,070,767
               ===========  ===========  ===========  ============ ===========

TOTAL
ASSETS         $ 3,729,105  $ 3,803,223  $ 4,238,864  $ 4,713,603  $ 5,049,395
               ===========  ===========  ===========  ============ ===========

CASH FLOW FROM (USED IN):
OPERATING      $ 1,232,721  $ 1,212,645  $ 1,203,300  $ 1,486,963  $ 1,640,392
INVESTING          (18,675)     (12,850)     (28,262)      (6,499)     (10,438)
FINANCING       (1,098,450)  (1,166,460)  (1,420,657)  (1,379,818)  (1,631,748)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT           $     35.56  $     19.94  $     22.26  $     29.43   $     34.54
               ===========  ===========  ===========  ============  ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT           $     30.35  $     32.81  $     41.57  $     40.37   $     47.96
               ===========  ===========  ===========  ============  ===========


The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2006:


                                                          Net        Partners'
                                                        Income        Equity

Per financial statements                             $ 1,102,405    $ 3,053,077
Excess book depreciation                                 217,416        715,815
Joint venture income adjustment                           (7,434)       218,935
Interest income                                                           8,770
Property acquisition costs                                              466,135
Deferred rental revenues                                    (904)        47,445
Accrued expenses                                         (83,406)        18,579
Accrued property taxes                                                  (75,000)
Fixed asset adjustments                                  (38,460)       (95,960)
Excess book distributions                                               232,468
Bad debt allowance                                        36,599         36,599
Tax expense adjustment                                   (10,902)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,215,314    $ 4,626,863
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     39.20
                                                     ===========



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

FINANCIAL STATEMENTS:


    Consolidated Balance Sheets as of December 31, 2006 and 2005            F-2

    Consolidated Statements of Income for Each of the Three
        Years Ended December 31, 2006                                       F-3

    Consolidated Statements of Changes in Partners' Equity (Deficit)
        for Each of the Three Years Ended December 31, 2006                 F-4

    Consolidated Statements of Cash Flows for Each of the Three Years
        Ended December 31, 2006                                             F-5

    Notes to Consolidated Financial Statements as of December 31, 2006
        and 2005, and for Each of the Three Years Ended
        December 31, 2006                                                   F-6


SUPPLEMENTAL SCHEDULE:


    Schedule III - Real Estate and Accumulated Depreciation
                   as of December 31, 2006                                 F-10


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACOUNTING FIRM

To the Partners of
DSI Realty Income Fund IX:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the supplemental schedule listed in the Index at Item 15. These financial statements and the supplemental schedule are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on the financial statements and supplemental schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Los Angeles, California

March 30, 2007



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


ASSETS                                                  2006             2005

CASH AND CASH EQUIVALENTS                           $   635,667      $   520,071

PROPERTY, net (Note 3)                                2,918,479        3,190,797

OTHER ASSETS                                            174,959           92,355
                                                    -----------      -----------
TOTAL                                               $ 3,729,105      $ 3,803,223
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due to partners (Note 4)              $   232,468      $    232,468
Incentive management fee payable to
general partners (Note 4)                                                158,150
Property management fees payable (Note 6)               12,424             9,372
Customer deposits and other liabilities                134,123           177,678
Capital lease obligations (Notes 3 and 6)              105,510           151,662
                                                    -----------      -----------
Total liabilities                                      484,525           729,330
                                                    -----------      -----------
MINORITY INTEREST IN REAL ESTATE
JOINT VENTURE                                          191,503           182,223

PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                      (106,910)        (108,524)
Limited partners (30,693 limited
partnership units outstanding
at December 31, 2006 and 2005)                       3,159,987        3,000,194
                                                   ------------      -----------
Total partners' equity                               3,053,077        2,891,670
                                                   ------------      -----------
TOTAL                                              $ 3,729,105      $ 3,803,223
                                                   ============     ===========

See notes to financial statements.



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                               2006         2005         2004

REVENUES:
Rental                                      $3,030,769   $2,790,998   $2,648,288
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  290,993      492,778      443,745
 Operating                                   1,000,370    1,054,717      936,470
 Interest Expense                                7,848       10,525
 General and administrative                    276,101      283,651      215,317
 General partners' incentive
  management fee (Note 4)                       83,708       84,557      115,100
 Property management fee (Note 6)              148,957      138,375      132,414
                                            ----------   ----------   ----------
Total expenses                               1,807,977    2,064,603    1,843,046
                                            ----------   ----------   ----------

OPERATING INCOME                             1,222,792      726,395      805,242

OTHER INCOME-
 Interest income                                   193          290          523
                                            ----------   ----------   ----------


INCOME BEFORE MINORITY INTEREST IN
INCOME OF REAL ESTATE JOINT VENTURE          1,222,985      726,685      805,765

MINORITY INTEREST IN INCOME OF REAL
ESTATE JOINT VENTURE                          (120,580)    (108,420)   (115,732)
                                            ----------   ----------   ----------
NET INCOME                                  $1,102,405   $  618,265   $  690,033
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
General partners                            $   11,024   $    6,183   $    6,900
Limited partners                             1,091,381      612,082      683,133
                                            ----------   ----------   ----------
TOTAL                                       $1,102,405   $  618,265   $  690,033
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    35.56   $    19.94   $    22.26
                                            ==========   ==========   ==========

See notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total
                                        -------     -----------     -----------

BALANCE, JANUARY 1, 2004               $(99,325)    $ 3,910,876     $ 3,811,551

Net income                                6,900         683,133         690,033

Distributions                           (12,887)     (1,275,770)     (1,288,657)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2004             (105,312)      3,318,239       3,212,927

Net income                                6,183         612,082         618,265

Distributions                            (9,395)       (930,127)       (939,522)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2005             (108,524)      3,000,194       2,891,670

Net income                               11,024       1,091,381       1,102,405

Distributions                            (9,410)       (931,588)       (940,998)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2006            $(106,910)    $ 3,159,987     $ 3,053,077
                                        =======     ===========     ===========


See notes to financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                            2006          2005           2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,102,405   $   618,265   $   690,033
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              290,993       492,778       443,745
  Minority interest in income
   of real estate joint venture             120,580       108,420       115,732
  Changes in assets and liabilities:
   Other assets                             (82,604)      (10,952)       23,775
   Incentive management
     fee payable                           (158,150)          849      (157,301)
   Property management fees payable           3,052         1,136          (453)
   Customer deposits and
    other liabilities                       (43,555)        2,149        87,769
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,232,721     1,212,645     1,203,300
                                        -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (18,675)      (12,850)      (28,262)
                                        -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to minority interest
 in real estate joint venture              (111,300)     (105,900)     (117,000)
Distributions to partners                  (940,998)   (1,017,084)   (1,288,657)
Payments on capital lease obligations       (46,152)      (43,476)      (15,000)
                                        ____________   ___________   __________
  Net cash used in financing
  activities                             (1,098,450)   (1,166,460)   (1,420,657)
                                        ------------   -----------   ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            115,596        33,335      (245,619)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        520,071       486,736       732,355
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   635,667   $   520,071   $   486,736
                                        ===========   ===========   ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION -
 Cash paid for interest                 $     7,848   $    10,525   $      -
                                        ===========   ===========   ============

NON CASH INVESTING AND
 FINANCING ACTIVITIES:

 Acquisition of trucks
 utilizing capital leases               $      -             -      $   210,138
                                        ===========   ===========   ============

 Distributions due partners
 included in partners' equity           $   232,468   $   232,468   $   310,030
                                        ===========   ===========   ============



See notes to consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 AND
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2006

1.   GENERAL

     DSI Realty Income Fund IX, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., Robert J. Conway, and Joseph W. Conway) and limited partners owning 30,693 limited partnership units which were purchased for $500 a unit. The general partners have made no contributions to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on April 12, 1985 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partner-ship. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway, and Joseph W. Conway are the general partners.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Partnership and its 70% owned real estate joint venture. All significant intercompany accounts and trans-actions have been eliminated in consolidation.

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2006, is $112,909.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
     If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2006, 2005 or 2004.

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

     Recent Accounting Pronouncement - In September 2006, the Financial Account-ing Standards Board of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Partnership's results of operations or financial condition.

3.   PROPERTY

     The total cost of property and the accumulated depreciation as of December 31, 2006 and 2005, is as follows:

                                                  2006                2005

       Land                                   $ 2,729,790        $ 2,729,790
       Buildings and improvements              11,129,105         11,110,430
       Rental trucks under capital leases         210,138            210,138
                                              -----------        -----------

       Total                                   14,069,033         14,050,358
       Accumulated depreciation               (11,150,554)       (10,859,561)
                                              -----------         ----------
       Property, net                          $ 2,918,479        $ 3,190,797
                                              ===========         ==========

     Depreciation expense of $52,537 and $53,652 was recorded on the rental trucks under capital leases in 2006 and 2005, respectively.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2006 are summarized as follows:

     2007                                    $   58,500
     2008                                        54,000
                                             ----------
     Total future minimum
      payment obligations                       112,500
     Less interest portion                        6,990
                                             ----------
     Present value of net
      minimum lease payments                 $  105,510
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

6.   RELATED-PARTY TRANSACTION

     The Partnership has entered into management agreement with Dahn to operate their mini-storage facilities. The management agreement provides for management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $148,957, $138,375 and $132,414 for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts payable to Dahn at December 31, 2006 and 2005, were $12,424 and $9,372, respectively.

     In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease is a 48-month lease with monthly payments in the amount of $750 (see Note 3).



DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Monterey Park, CA     None    $420,200  $1,409,050   $15,385         $420,200  $1,424,435  $1,844,635 $1,418,617  08/86 12/85 20 Yrs
Azusa, CA             None     696,000   2,095,965    19,760          696,000   2,115,725   2,811,725  2,109,298  06/86 01/86 20 Yrs
Everett, WA           None     352,350   1,252,536    25,590          352,350   1,278,126   1,630,476  1,262,685  11/85 06/85 20 Yrs
Romeoville, IL        None     298,740   2,180,802    70,742          298,740   2,251,544   2,550,284  2,210,994  01/87 05/86 20 Yrs
Elgin, IL             None     376,000   1,424,577    18,759          376,000   1,443,336   1,819,336  1,436,790  09/86 03/86 20 Yrs
Aurora, CO            None     586,500   2,521,560    94,379          586,500   2,615,939   3,202,439  2,605,981  02/85 09/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,729,790 $10,884,490  $244,615       $2,729,790 $11,129,105 $13,858,895 $11,044,365
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2004               $13,799,108    $ 9,923,038
                 Additions                                 28,262        443,745
                                                      -----------     ----------
               Balance, December 31, 2004              13,827,370     10,366,783
                 Additions                                 12,850        439,126
                                                      -----------     ----------
               Balance, December 31, 2005              13,840,220     10,805,909
                 Additions                                 18,675        238,456
                                                      -----------     ----------
               Balance, December 31, 2006             $13,858,895    $11,044,365
                                                      ===========     ==========

                                SCHEDULE 2



                               March 30, 2007


                ANNUAL REPORT TO LIMITED PARTNERS OF

                        DSI REALTY INCOME FUND IX


Dear Limited Partners:

     This report contains the Partnership's balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in partner' equity (deficit) and cash flows for each of the three years ended December 31, 2006 accompanied by a report of independent registered public accounting firm. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership in-terests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2006 and 2005 were as follows:

Location of Property                Average Occupancy         Average Occupancy
                                    Level for the              Level for the
                                    Year Ended                 Year Ended
                                    Dec. 31, 2006              Dec. 31, 2005


Azusa, CA                                82%                        81%

Elgin, IL                                66%                        63%

Everett, WA                              87%                        80%

Monterey Park, CA                        87%                        84%

Romeoville, IL                           65%                        66%

Aurora, CO*                              79%                        78%



*The Partnership owns a 70% interest in this facility.


     We will keep you informed of the activities of DSI Realty Income Fund IX as they develop. If you have any questions, please contact us at your con-venience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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


    Date:  March 30, 2007



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


    Date:  March 30, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 30, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007