Form 10-Q
period 2007-03-31
DSI REALTY INCOME FUND IX
filed 2007-05-15
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND IX
(A Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2007 AND DECEMBER 31, 2006

                                         March 31,      December 31,
                                            2007             2006

ASSETS

CASH AND CASH EQUIVALENTS                $  680,548       $  635,667
PROPERTY, NET                             2,800,941        2,918,479

OTHER ASSETS                                184,803          174,959
                                         ----------       ----------
TOTAL                                    $3,666,292       $3,729,105
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,468
Incentive management fee
 payable to general partners                 20,927             -
Property management
 fees payable                                13,547           12,424
Customer depositis and
 other liabilities                           94,960          134,123
Capital lease obligation                     93,532          105,510
                                           --------         --------
Total liabilities                           455,489          484,525
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 193,916          191,503
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (107,272)        (106,910)
     Limited Partners (30,693
     limited partnership
     units outstanding at
     March 31, 2007 and
     December 31, 2006)                   3,124,159        3,159,987
                                          ---------        ---------
  Total partners' equity                  3,016,887        3,053,077
                                          ---------        ---------
TOTAL                                    $3,666,292       $3,729,105
                                         ==========       ==========

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                         March 31,       March 31,
                                           2007             2006
REVENUES:

Rental                                   $  783,853       $  737,612
                                         ----------       ----------
EXPENSES:

Operating                                   465,217          447,201
General and administrative                   90,238           77,697
                                         ----------        ---------
     Total expenses                         555,455          524,898
                                         ----------        ---------
OPERATING INCOME                            228,398          212,714

OTHER INCOME
  Interest                                       48               48
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            228,446          212,762

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (32,113)         (30,602)
                                         ----------       ----------
NET INCOME                               $  196,333       $  182,160
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  194,370       $  180,338
    General partners                          1,963            1,822
                                         ----------       ----------
TOTAL                                    $  196,333       $  182,160
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     6.33       $     5.88
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2007


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2007           ($106,910)     $3,159,987   $3,053,077

NET INCOME                               1,963         194,370      196,333
DISTRIBUTIONS                           (2,325)       (230,198)    (232,523)
                                     ---------      ----------   ----------
BALANCE AT MARCH 31, 2007            ($107,272)     $3,124,159   $3,016,887
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                       March 31,          March 31,
                                         2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 196,333          $ 182,160
Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        117,538            117,585
     Minority interest in income
       real estate joint venture          32,113             30,602
     Changes in assets and
      	liabilities:
     Increase in other assets             (9,844)            (1,271)
     Increase in incentive
     management fee payable
     to general partners                  20,927             20,927
     Increase in property
     management fee payable                1,123                297
     Decrease in customer deposits
     and other liabilities               (39,163)           (44,979)
                                        --------          ---------
Net cash provided by
  operating activities                   319,027            305,321
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (232,468)          (232,468)
     Distributions paid to minority
       interest in real estate
       joint venture                     (29,700)           (27,600)
     Payments on capital
       lease obligations                 (11,978)           (12,638)
                                        --------          ---------
Net cash used in
         financing activities           (274,146)          (272,706)
                                        --------          ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                       44,881             32,615

CASH AND CASH EQUIVALENTS:

     At beginning of period              635,667            520,071
                                       ---------          ---------
     At end of period                  $ 680,548          $ 552,686
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
    Cash paid for interest             $   1,524          $   1,845
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
    included in partners' equity       $ 232,523          $ 232,523
                                       =========          =========

See accompanying notes to consolidated financial statements (unaudited).



DSI REALTY INCOME FUND IX
(A Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington;and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partner-ship. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners (see Note 5).

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.


2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. The total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                                March 31,     December 31,
                                                  2007            2006

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,129,105      11,129,105
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,069,033      14,069,033
        Less: Accumulated Depreciation        (11,268,092)    (11,150,554)
                                             ------------    ------------
        Property - Net                       $  2,800,941    $  2,918,479
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $39,213 and $36,881, for the three month periods ended March 31, 2007 and 2006, respectively. Amounts payable to Dahn at March 31, 2007 and December 31, 2006, were $13,547 and $12,424, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $4,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2007 and 2006, total revenues increased 6.3% from $737,612 to $783,853, total expenses increased 5.8% from $524,898 to $555,455, other income remained constant at $48 and minority interest in income of real estate joint venture increased 4.9% from $30,602 to $32,113. As a result, net income increased 7.8% from $182,160 for the three-month period ended March 31, 2006 to $196,333 for the three-month period ended March 31, 2007. The increase in revenue can be attributed to an increase in rental revenue due to higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 76.2% for the three month period ended March 31, 2007 as compared to 76.0% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $18,000 (4.0%) primarily as a result of increases in legal, property management fees and sweeping and snow plowing, partially offset by decreases in advertising and maintenance and repair expenses. Property management fees, which are based on rental revenue, increased as a result of said fees. General and administrative expenses in-creased approximately $12,500 (16.1%) primarily as a result of increases in legal and professional and administrative fee expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 30, 2007. There has been no material change to the risk factors disclosed therein.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2007                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 15, 2007                 DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund IX;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund IX;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 15, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 15, 2007