Form 10-Q
period 2007-06-30
DSI REALTY INCOME FUND IX
filed 2007-08-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

/___/ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

for the transition period from ______________ to ________________.

Commission File Number 0-15346



DSI REALTY INCOME FUND X, A California Limited Partnership
(Exact name of registrant as specified in its charter)

California_______________________________________33-0195079
(State or other jurisdiction of              (I.R.S. Employer
incorporation)                               Identification No.)


          6700 E. Pacific Coast Hwy., Long Beach, California 90803
           (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code-(562)493-8881

_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x_.  No___.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2007 AND DECEMBER 31, 2006


                                June 30,         December 31,
                                 2007               2006

ASSETS

CASH AND CASH EQUIVALENTS     $  622,561         $  601,812
PROPERTY, NET                  2,645,570          2,934,830
OTHER ASSETS                     226,656            226,656
                              ----------         ----------
TOTAL                         $3,494,787         $3,763,298
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $321,040           $321,041
Incentive management fee
 payable to general partners     235,996            178,208
Property management
 fees payable                    409,846            409,337
Customer depostis and
 other liabilities               333,445            286,645
Capital lease obligation          64,275             79,133
                                --------           --------
Total liabilities              1,364,602          1,274,364
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (120,725)          (117,138)
Limited Partners (31,783
 limited partnership units
 outstanding at June 30,
 2007 and December 31, 2006)   2,250,910          2,606,072
                              ----------         ----------
     Total partners' equity    2,130,185          2,488,934
                              ----------         ----------
TOTAL                         $3,494,787         $3,763,298
                              ==========         ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

                                June 30,           June 30,
                                  2007               2006
REVENUES:
Rental                          $667,051           $673,280
                                --------           --------
EXPENSES:
Operating                        472,993            479,270
General and administrative        66,821             65,363
                                --------           --------
     Total expenses              539,814            544,633
                                --------           --------
OPERATING INCOME                 127,237            128,647

OTHER INCOME
    Interest                         157                214
                                --------           --------

NET INCOME                      $127,394           $128,861
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $126,120           $127,572
    General partners               1,274              1,289
                                --------           --------
TOTAL                           $127,394           $128,861
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 3.97             $ 4.01
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                June 30,           June 30,
                                  2007               2006
REVENUES:
Rental                          $1,343,163         $1,312,590
                                ----------         ----------
EXPENSES:
Operating                          902,167            962,272
General and administrative         157,979            146,473
                                ----------         ----------
     Total expenses              1,060,146          1,108,745
                                ----------         ----------
OPERATING INCOME                   283,017            203,845

OTHER INCOME
    Interest                           314                512
                                ----------         ----------

NET INCOME                      $  283,331         $  204,357
                                ==========         ==========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $  280,497         $  202,313
    General partners                 2,834              2,044
                                ----------         ----------
TOTAL                           $  283,331         $  204,357
                                ==========         ==========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 8.83             $ 6.37
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007     ($117,138)     $2,606,072   $2,488,934

NET INCOME                         2,834         280,497      283,331
DISTRIBUTIONS                     (6,421)       (635,659)    (642,080)
                               ---------      ----------   ----------
BALANCE AT JUNE 30, 2007       ($120,725)     $2,250,910   $2,130,185
                               =========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                       June 30,           June 30,
                                        2007               2006

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 283,331        $ 204,357
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        289,260          291,620
Changes in assets and liabilities:
  Increase in incentive
  management fee payable
  to general partners                     57,788           57,788
  Increase in property
  management fee payable                     509            1,577
  Increase(Decrease) in customer
  deposits and other liabilities          46,799           89,261
                                       ---------        ---------
Net cash  provided by
  operating activities                   677,687          644,603

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (642,080)        (642,080)
     Payments on capital
      lease obligations                  (14,858)         (17,050)
                                       ---------        ---------
Net cash used in
  financing activities                  (656,938)        (659,130)

NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                         20,749          (14,527)
                                       ---------        ---------
CASH AND CASH EQUIVALENTS:
At beginning of period                   601,812          657,642
                                       ---------        ---------
At end of period                       $ 622,561        $ 643,115
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
  Cash paid for interest               $   1,832        $   3,200
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
  Distributions due partners
   included in partners' equity        $ 321,040        $ 321,040
                                       =========        =========

See accompanying notes to financial statements (unaudited).

DSI REALTY INCOME FUND X
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership has acquired five mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

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


2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                           June 30,       December 31,
                                             2007            2006

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,891,728       10,891,728
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,125,959       13,125,959
        Less: Accumulated Depreciation   (10,480,389)     (10,191,129)
                                         -----------      -----------
        Property - Net                   $ 2,645,570      $ 2,934,830
                                         ===========      ===========

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

In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures, and the payment of such fee is subordinated to a cumulative return to the limited partners of 8.1% of the offering proceeds.

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,336 and $33,665, for the three month periods ended June 30, 2007 and 2006, respectively, and $67,158 and $65,630 for the six month period ended June 30, 2007 and 2006, respectively. Amounts payable to Dahn at June 30, 2007 and December 31, 2006, were $409,846 and $409,337, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2007 and 2006, revenues decreased 0.9% from $673,280 to $667,051 and total expenses decreased 0.9% from $544,633 to $539,814 and other income decreased from $214 to $157. As a result, net income decreased 1.1% from $128,861 to $127,394 for the three-month period ended June 30, 2007, as compared to the same period in 2006. The decrease in revenues can be attributed to a decrease in rental income and sale of locks and packing materials, partially offset by increases in late fees and truck rentals. Occupancy levels for the Partnership's five mini-storage facilities averaged 79.1% for the three-month period ended June 30, 2007, as compared to 79.6% for the same period in 2006. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $6,300 (1.3%) primarily as a result of a decrease in advertising, office supplies and real estate tax expenses, partially offset by an increase in legal and salaries and wages expenses. General and administrative expenses remained relatively constant as an increase in administrative expenses was partially offset by a decrease in legal and professional expense.

For the six-month periods ended June 30, 2007, and 2006, revenues increased 2.3% from $1,312,590 to $1,343,163 and total expenses decreased 4.4% from $1,108,745 to $1,060,146 and other income decreased from $512 to $314. As a result, net income increased 38.6% from $204,357 for the six-month period ended June 30, 2006, to $283,331 for the same period in 2007. The increase in revenues can be attributed to and increase in rental income, late fees and truck rental revenues, partially offset by a decrease in revenue from the sale of locks and packing materials. Operating expenses decreased approximately $60,100 (6.3%) primarily due to lower advertising, purchase of locks and packing materials, repairs and maintenance, real estate tax expenses, partially offset by increases in office supplies and salaries and wages expenses. General and administrative expenses increased approximately $11,500 (7.8%) as a result of an increase in administrative and legal and professional expenses.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2007       DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By__/s/ Robert J. Conway______
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer
SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2007       DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund X;

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


    Date:  August 14, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund X;

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


    Date:  August 14, 2007




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    August 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    August 14, 2007