Form 10-Q/A
period 2007-06-30
DSI REALTY INCOME FUND IX
filed 2007-08-30
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
JUNE 30, 2007 AND DECEMBER 31, 2006

                                          June 30,      December 31,
                                            2007             2006

ASSETS

CASH AND CASH EQUIVALENTS                $  696,911       $  635,667
PROPERTY, NET                             2,683,404        2,918,479

OTHER ASSETS                                194,647          174,959
                                         ----------       ----------
TOTAL                                    $3,574,962       $3,729,105
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,468
Property management
 fees payable                                11,162           12,424
Customer depositis and
 other liabilities                           42,019          134,123
Capital lease obligation                     85,450          105,510
                                           --------         --------
Total liabilities                           371,154          484,525
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 199,575          191,503
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (107,398)        (106,910)
     Limited Partners (30,693
     limited partnership
     units outstanding at
     June 30, 2007 and
     December 31, 2006)                   3,111,631        3,159,987
                                          ---------        ---------
  Total partners' equity                  3,004,233        3,053,077
                                          ---------        ---------
TOTAL                                    $3,574,962       $3,729,105
                                         ==========       ==========

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                          June 30,        June 30,
                                           2007             2006
REVENUES:

Rental                                   $  771,690       $  732,405
                                         ----------       ----------
EXPENSES:

Operating                                   446,101          485,423
General and administrative                   75,211           63,909
                                         ----------        ---------
     Total expenses                         521,312          549,332
                                         ----------        ---------
OPERATING INCOME                            250,378          183,073

OTHER INCOME
  Interest                                       49               48
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            250,427          183,121

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (30,559)         (23,628)
                                         ----------       ----------
NET INCOME                               $  219,868       $  159,493
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  217,669       $  157,898
    General partners                          2,199            1,595
                                         ----------       ----------
TOTAL                                    $  219,868       $  159,493
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     7.09       $     5.14
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                          June 30,        June 30,
                                           2007             2006
REVENUES:

Rental                                   $1,555,543       $1,470,017
                                         ----------       ----------
EXPENSES:

Operating                                   911,318          932,624
General and administrative                  165,449          141,606
                                         ----------        ---------
     Total expenses                       1,076,767        1,074,230
                                         ----------        ---------
OPERATING INCOME                            478,776          395,787

OTHER INCOME
  Interest                                       97               96
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            478,873          395,883

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (62,672)         (54,230)
                                         ----------       ----------
NET INCOME                               $  416,201       $  341,653
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  412,039       $  338,236
    General partners                          4,162            3,417
                                         ----------       ----------
TOTAL                                    $  416,201       $  341,653
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.42       $    11.02
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2007


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2007           ($106,910)     $3,159,987   $3,053,077

NET INCOME                               4,162         412,039      416,201
DISTRIBUTIONS                           (4,650)       (460,395)    (465,045)
                                     ---------      ----------   ----------
BALANCE AT JUNE 30, 2007             ($107,398)     $3,111,631   $3,004,233
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                        June 30,           June 30,
                                         2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 416,201          $ 341,653
Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        235,075            235,908
     Minority interest in income
       real estate joint venture          62,672             54,230
     Changes in assets and
      	liabilities:
     Increase in other assets            (19,688)            (2,541)
     Increase in incentive
     management fee payable
     to general partners                     -               20,927
     (Decrease)Increase in property
     management fee payable               (1,262)               292
     Decrease in customer deposits
     and other liabilities               (92,104)           (92,323)
                                        --------          ---------
Net cash provided by
  operating activities                   600,894            558,146
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (464,990)          (464,991)
     Distributions paid to minority
       interest in real estate
       joint venture                     (54,600)           (54,900)
     Payments on capital
       lease obligations                 (20,060)           (22,734)
                                        --------          ---------
Net cash used in
         financing activities           (539,650)          (542,623)
                                        --------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       61,244             15,523

CASH AND CASH EQUIVALENTS:

     At beginning of period              635,667            520,071
                                       ---------          ---------
     At end of period                  $ 696,911          $ 535,594
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
    Cash paid for interest             $   2,442          $   4,266
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
    included in partners' equity       $ 232,523          $ 232,523
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

The Partnership has acquired five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partner-ship. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners (see Note 4).

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


2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. The total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                                June 30,     December 31,
                                                  2007            2006

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,129,105      11,129,105
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,069,033      14,069,033
        Less: Accumulated Depreciation        (11,385,629)    (11,150,554)
                                             ------------    ------------
        Property - Net                       $  2,683,404    $  2,918,479
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $38,651 and $36,620, for the three month periods ended June 30, 2007 and 2006, respectively, and $77,864 and $73,501 for the six month period ended June 30, 2007 and 2006, respectively. Amounts payable to Dahn at June 30, 2007 and December 31, 2006, were $11,162 and $12,424, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $4,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2007 and 2006, total revenues increased 5.4% from $732,405 to $771,690 and total expenses decreased
5.1% from $549,332 to $521,312 and other income increased from $48 to $49. Minority interest in income of real estate joint venture increased 29.3% from $23,628 to $30,559. As a result, net income increased 37.9% from $159,493 to $219,868 for the three-month period ended June 30, 2007, as compared to the same period in 2006. Rental revenue increased as a result of higher unit rental rates. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $39,300 (8.1%) due primarily to a decrease in advertising and maintenance and repair expenses, partially off-set by an increase in salaries and wages expense. General and administrative expense increased approximately $11,300 (17.7%) primarily as a result of increases in legal and professional and administrative expenses. Minority interest in income of real estate joint venture increased as a result of the higher net income at that facility.

For the six-month periods ended June 30, 2007 and 2006, total revenues increased 5.8% from $1,470,017 to $1,555,543 and total expenses increased 0.2% from $1,074,230 to $1,076,767 and other income increased from $96 to $97. Minority interest in income of real estate joint venture increased 15.6% from $54,230 to $62,672. As a result, net income increased 21.8% from $341,653 to $416,201 for the six-month period ended June 30, 2007, as compared to the same period in 2006. Rental revenue increased as a result of higher unit rental rates. Operating expenses decreased approximately $21,300 (2.3%) due primarily to decreases in advertising and maintenance and repair expenses, partially offset by increases in legal, property management fee and salaries and wages expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approxi-mately $23,800 (16.8%) primarily as a result of an increase in legal and professional and administrative expenses. Minority interest in income of real estate joint venture increased as discussed above.

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

Dated:  August 14, 2007              DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  August 14, 2007              DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund IX;

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


    Date:  August 14, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund IX;

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


    Date:  August 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                    Robert J. Conway
                                    Chief Executive Officer
                                    August 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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