Form 10-Q
period 2007-09-30
DSI REALTY INCOME FUND IX
filed 2007-11-14
CIK 764586

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                       September 30,     December 31,
                                            2007             2006

ASSETS

CASH AND CASH EQUIVALENTS                $  800,246       $  635,667
PROPERTY, NET                             2,565,868        2,918,479

OTHER ASSETS                                215,725          174,959
                                         ----------       ----------
TOTAL                                    $3,581,839       $3,729,105
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,468
Property management
 fees payable                                 9,818           12,424
Customer deposits and
 other liabilities                           42,433          134,123
Capital lease obligation                     57,528          105,510
                                           --------         --------
Total liabilities                           342,302          484,525
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 197,938          191,503
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (107,025)        (106,910)
     Limited Partners (30,693
     limited partnership
     units outstanding at
     September 30, 2007 and
     December 31, 2006)                   3,148,624        3,159,987
                                          ---------        ---------
  Total partners' equity                  3,041,599        3,053,077
                                          ---------        ---------
TOTAL                                    $3,581,839       $3,729,105
                                         ==========       ==========

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                       September 30,    September 30,
                                           2007             2006
REVENUES:

Rental                                   $  798,522       $  773,618
                                         ----------       ----------
EXPENSES:

Operating                                   444,873          470,712
General and administrative                   47,645           38,755
                                         ----------        ---------
     Total expenses                         492,518          509,467
                                         ----------        ---------
OPERATING INCOME                            306,004          264,151

OTHER INCOME
  Interest                                       48               49
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            306,052          264,200

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (36,163)         (29,577)
                                         ----------       ----------
NET INCOME                               $  269,889       $  234,623
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  267,190       $  232,277
    General partners                          2,699            2,346
                                         ----------       ----------
TOTAL                                    $  269,889       $  234,623
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $     8.71       $     7.57
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                       September 30,    September 30,
                                           2007             2006
REVENUES:

Rental                                   $2,354,065       $2,243,635
                                         ----------       ----------
EXPENSES:

Operating                                 1,356,191        1,403,336
General and administrative                  213,094          180,361
                                         ----------        ---------
     Total expenses                       1,569,285        1,583,697
                                         ----------        ---------
OPERATING INCOME                            784,780          659,938

OTHER INCOME
  Interest                                      145              145
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            784,925          660,083

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (98,835)         (83,807)
                                         ----------       ----------
NET INCOME                               $  686,090       $  576,276
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  679,229       $  570,513
    General partners                          6,861            5,763
                                         ----------       ----------
TOTAL                                    $  686,090       $  576,276
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    22.13       $    18.59
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2007           ($106,910)     $3,159,987   $3,053,077

NET INCOME                               6,861         679,229      686,090
DISTRIBUTIONS                           (6,976)       (690,593)    (697,568)
                                     ---------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2007        ($107,025)     $3,148,624   $3,041,599
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                     September 30,      September 30,
                                         2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 686,090          $ 576,276
Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                        352,611            353,858
     Minority interest in income
       real estate joint venture          98,835             83,807
     Changes in assets and
      	liabilities:
     Increase in other assets            (40,766)            (3,811)
     Increase in incentive
     management fee payable
     to general partners                     -               20,927
     (Decrease)Increase in property
     management fee payable                 (242)               292
     Decrease in customer deposits
     and other liabilities              (111,586)           (48,800)
                                        --------          ---------
Net cash provided by
  operating activities                   984,942            982,549
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (697,568)          (697,513)
     Distributions paid to minority
       interest in real estate
       joint venture                     (92,400)           (82,500)
     Payments on capital
       lease obligations                 (30,395)           (34,362)
                                        --------          ---------
Net cash used in
         financing activities           (820,363)          (814,375)
                                        --------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      164,579            168,174

CASH AND CASH EQUIVALENTS:

     At beginning of period              635,667            520,071
                                       ---------          ---------
     At end of period                  $ 800,246          $ 688,245
                                       =========          =========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
    Cash paid for interest             $   2,442          $   4,266
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
    included in partners' equity       $ 232,523          $ 232,523
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


2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. The total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                             September 30,    December 31,
                                                  2007            2006

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,129,105      11,129,105
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,069,033      14,069,033
        Less: Accumulated Depreciation        (11,503,165)    (11,150,554)
                                             ------------    ------------
        Property - Net                       $  2,565,868    $  2,918,479
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,192 and $30,510, for the three month periods ended September 30, 2007 and 2006, respectively, and $94,072 and $87,634 for the nine month period ended September 30, 2007 and 2006, respectively. Amounts payable to Dahn at September 30, 2007 and December 31, 2006, were $9,818 and $12,424, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $4,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended September 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2007 and 2006, total revenues increased 3.2% from $773,618 to $798,522 and total expenses decreased 3.3% from $509,467 to $492,518 and other income decreased from $49 to $48. Minor-ity in income of real estate joint venture increased 22.3% from $29,577 to $36,163. As a result, net income increased 15.0% from $234,623 to $269,889 for the three-month period ended September 30, 2007, as compared to the same period in 2006. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 81.4% for the three-month period ended September 30, 2007 as compared to 80.7% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $25,800 (5.5%) due primarily to a decrease in advertising and maintenance and repair expenses, partially offset by an increase in property management fees. Property manage-ment fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $8,900 (23.0%) primarily as a result of increases in legal and professional, administrative and equipment and computer lease expenses, partial-ly offset by a decrease in legal and professional expense. Minority interest in income of real estate joint venture increased as a result of the higher net income at that facility.

For the nine-month periods ended September 30, 2007 and 2006, total revenues increased 4.9% from $2,243,635 to $2,354,065 and total expenses decreased
0.9% from $1,583,697 to $1,569,285 and other income remained constant at $145. Minority interest in income of real estate joint venture increased 17.9% from $83,807 to $98,835. As a result, net income increased 19.1% from $576,276 to $686,090 for the nine-month period ended September 30, 2007, as compared to the same period in 2006. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 78.9% for the nine-month periods ended September 30, 2007 and 2006. Operating expenses decreased approximately $47,100 (3.4%) due primarily to decreases in advertising and maintenance, repair expenses and property management fee expenses, partially offset by increases in legal, salaries and wages and power and sweeping expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $32,700 (18.1%) primarily as a result of an increase in legal and professional, administrative and equipment and computer lease expenses. Minority interest in income of real estate joint venture increased as discussed above.

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

         NONE

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2007            DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  November 14, 2007            DSI REALTY INCOME FUND IX
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund IX;

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


    Date:  November 14, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund IX;

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


    Date:  November 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    November 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    November 14, 2007