Form 10-K/A
period 2006-12-31
DSI REALTY INCOME FUND IX
filed 2008-02-27
CIK 764586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2006, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

                     Units of Limited Partnership Interests
                               (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                        Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                        Yes [ ]  No [X]

Indicate by check mark, whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Large Accelerated Filer [ ]  Accelerated Filer [ ]  Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                          Yes [ ]  No [X]

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



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, as well as a 70% interest in a joint venture with an affiliated partnership (DSI Realty Income Fund VIII, a California Limited Partnership) which joint venture owns a mini-storage facility, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership.

                                                                   2006   2005
Location          Size of  Net Rentable  No. of        Completion  Avg. Rent
                  Parcel   Area          Rental Units  Date        Per. Sq. Ft.

Azusa, CA         2.94 acres  71,059       664         6/11/86     9.48    8.78

Elgin, IL         4.99 acres  48,363       441         9/29/86     6.24    5.64

Everett, WA       2.71 acres  50,572       488        12/01/85     9.30    7.47

Monterey Park,
CA                 .95 acres  31,654       392         8/23/86    16.54   15.11

Romeoville, IL   3.956 acres  65,941       690        11/24/86     6.57    6.41

Aurora, CO(1)      4.6 acres  86,676       887         9/05/85     7.67    7.10

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


LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET
ARRANGEMENTS


Long-Term Liabilities and Contractual Obligations. The following table summar-izes our long-term liabilities, material obligations and commitments to make future payments under certain contracts, including long-term debt obligations, purchase commitments and operating leases.

					Payments due by period

					Less			More
					than 1	1-3	3-5	than 5
Contractual Obligations		Total	year	years	years	years

Long-Term Debt 			-	-	-	-	-
Capital (Finance) Lease 	112,500	58,500	54,000	-	-
Purchase Obligations		-	-	-	-	-
Other Long-Term Liablities	-	-	-	-	-
Reflected on the Registrant's
Balance Sheet under the GAAP
of the primary financial
Statements

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Fund's limited partnership units as of December 31, 2006 of
(i) each person known to beneficially own more than 5% of the Fund's limited partnership units(2), (ii) each director or director nominee of the Fund,
(iii) each executive officer of the Fund for whom information is given in the Summary Compensation Table in this proxy statement, and (iv) all directors and executive officers of the Fund.

TITLE OF        NAME OF                 NUMBER OF LP UNITS         PERCENT
CLASS          BENEFICIAL OWNER        BENEFICIALLY HELD(1)        OF CLASS
--------      -----------------        --------------------        --------

Limited
Partnership
Interest      Robert J. Conway              989 - Direct             3.22

Limited
Partnership
Interest      Joseph W. Conway              190 - Direct               *


*  Less than one percent of the Fund's limited partnership's units.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For purposes of this table, a person is deemed to be the beneficial owner of units acquired before the date of this filing.

(2) As of December 31, 2006, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficiary, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration State-ment on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration State-ment on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.


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

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    /s/ ROBERT J. CONWAY
By_____________________________     Dated:  March 30, 2007
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)


    /s/ JOSEPH W. CONWAY
By____________________________      Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    /s/ ROBERT J. CONWAY
By:__________________________       Dated:  March 30, 2007
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


   /s/ JOSEPH W. CONWAY
By___________________________       Dated:  March 30, 2007
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



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


/s/ Deloitte & Touche LLP
_______________________________________
Deloitte & Touche LLP
Los Angeles, California

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

                                      Very truly yours,

                                      DSI REALTY INCOME FUND IX
                                      By:  DSI Properties, Inc.

                                      /s/ ROBERT J. CONWAY
                                      _______________________________
                                      Robert J. Conway, President




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

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal control over financial reporting.


    Date:  March 30, 2007


    /s/ ROBERT J. CONWAY
    ________________________________
    Robert J. Conway
    Chief Executive Officer



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

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal control over financial reporting.


    Date:  March 30, 2007


    /s/ RICHARD P. CONWAY
    _______________________________
    Richard P. Conway
    Vice President


EXHIBIT 3
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




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


                                    /s/ ROBERT J. CONWAY
                                    ______________________________
                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 30, 2007




EXHIBIT 4

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


                                     /s/ RICHARD P. CONWAY
                                    _______________________________
                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007