Form 10-Q
period 2008-03-31
DSI REALTY INCOME FUND IX
filed 2008-05-15
CIK 764586

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008.
				________________

/__/     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

Commission File Number: 2-96364
                        ________

DSI REALTY INCOME FUND IX, A California Limited Partnership
__________________________________________________________________
(Exact name of registrant as specified in its charter)

California                                           33-0103989
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

6700 E. Pacific Coast Hwy, Long Beach, California 90803
__________________________________________________________________
          (Address of principal executive offices)    (Zip Code)

(562)493-8881
__________________________________________________________________
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [ ]

 Non-accelerated filer [ ]    Smaller reporting company [X]

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND IX
(A Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
MARCH 31, 2008 AND DECEMBER 31, 2007


                                          March 31,     December 31,
                                            2008             2007

ASSETS

CASH AND CASH EQUIVALENTS                $  803,921       $  740,841
PROPERTY, NET                             2,878,450        2,815,442

OTHER ASSETS                                203,773          238,528
                                         ----------       ----------
TOTAL                                    $3,886,144       $3,794,811
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,523
Incentive management fee
 payable to general partners                 22,007            1,080
Property management
 fees payable                                14,082           12,871
Customer deposits and
 other liabilities                          115,863          127,341
Capital lease obligation                     43,792           56,506
                                           --------         --------
Total liabilities                           428,267          430,321
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 210,146          194,302
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (104,963)        (105,739)
     Limited Partners (30,693
     limited partnership
     units outstanding at
     March 31, 2008 and
     December 31, 2007)                   3,352,694        3,275,927
                                          ---------        ---------
  Total partners' equity                  3,247,731        3,170,188
                                          ---------        ---------
TOTAL                                    $3,886,144       $3,794,811
                                         ==========       ==========

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                         March 31,        March 31,
                                           2008             2007
REVENUES:

Rental revenue                           $  739,977       $  719,646
Ancillary operating revenue                  61,657           64,207
Interest and other income                        48               48
                                         ----------       ----------
 Total revenues                             801,682          783,901


EXPENSES:

Operating                                   368,152          465,217
General and administrative                   84,819           90,238
                                         ----------        ---------
     Total expenses                         452,971          555,455
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            348,711          228,446

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (38,645)         (32,113)
                                         ----------       ----------
NET INCOME                               $  310,066       $  196,333
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  306,965       $  194,370
    General partners                          3,101            1,963
                                         ----------       ----------
TOTAL                                    $  310,066       $  196,333
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.00       $     6.33
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).



CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2008


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2008           ($105,739)     $3,275,927   $3,170,188

NET INCOME                               3,101         306,965      310,066
DISTRIBUTIONS                           (2,325)       (230,198)    (232,523)
                                     ---------      ----------   ----------
BALANCE AT MARCH 31, 2008            ($104,963)     $3,352,694   $3,247,731
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                       March 31,          March 31,
                                         2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 310,066          $ 196,333
Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                       (63,008)            117,538
     Minority interest in income
       real estate joint venture          38,645             32,113
     Changes in assets and
      	liabilities:
     Decrease(Increase) in other assets   34,755             (9,844)
     Increase in incentive
     management fee payable
     to general partners                  20,927             20,927
     Increase in property
     management fee payable                1,211              1,123
     Decrease in customer deposits
     and other liabilities               (11,479)           (39,163)
                                        --------          ---------
Net cash provided by
  operating activities                   331,117            319,027
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (232,523)          (232,468)
     Distributions paid to minority
       interest in real estate
       joint venture                     (22,800)           (29,700)
     Payments on capital
       lease obligations                 (12,714)           (11,978)
                                        --------          ---------
Net cash used in
         financing activities           (268,037)          (274,146)
                                        --------          ---------
NET INCREASE(DECREASE)IN CASH AND
   CASH EQUIVALENTS                       63,080             44,881

CASH AND CASH EQUIVALENTS:

     At beginning of period              740,841            635,667
                                       ---------          ---------
     At end of period                  $ 803,921          $ 680,548
                                       =========          =========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
    Cash paid for interest             $     786          $   1,524
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
    included in partners' equity       $ 232,523          $ 232,523
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


2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of March 31, 2008, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                               March 31,    December 31,
                                                  2008            2007

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,207,755      11,129,105
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,147,683      14,069,033
        Less: Accumulated Depreciation        (11,269,233)    (11,253,591)
                                             ------------    ------------
        Property - Net                       $  2,878,450    $  2,815,442
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,422 and $39,213 for the three month periods ended March 31, 2008 and 2007, respectively. Amounts payable to Dahn at March 31, 2008 and December 31, 2007, were $9,818 and $12,871, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $4,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended March 31, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2008 and 2007, total revenues increased 2.3% from $783,901 to $801,682, total expenses decreased 18.5% from $555,455 to $452,971 and minority interest in income of real estate joint venture increased 20.3% from $32,113 to $38,645. As a result, net income increased 57.9% from $196,333 for the three-month period ended
March 31, 2007 to $310,666 for the three-month period ended March 31, 2008. The increase in renvenue can be attributed to an increase in rental income due to higher occupancy rates, partially offset by lower unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 80.5% for the three month period ended March 31, 2008 as compared to 76.2% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facil-ities. Operating expenses decreased approximately $97,100 (20.9%) primarily as a result of decreases in maintenance and repair, salaries and wages and depreciation expenses, partially offset by increases in advertising and property management fee expenses. Property management fees, which are based on rental revenue, increased as a result of increase in said fees. General and administrative expenses decreased approximately $5,400 (6.0%) primarily as a result of a decrease in legal and professional expense.


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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on April 15, 2008. There has been no material change to the risk factors disclosed therein.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
        32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND IX,
	a California Limited Partnership


	by: DSI Properties, Inc., a
	California corporation,
	as General Partner


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: May 15, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________

	Dated: May 15, 2008
	JOSEPH W. CONWAY, Executive
	Vice President and Director





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       May 15, 2008





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       May 15, 2008