Form 10-Q
period 2008-06-30
DSI REALTY INCOME FUND IX
filed 2008-08-14
CIK 764586

-                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008.
				________________

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

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND IX
(A Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
June 30, 2008 AND DECEMBER 31, 2007


                                          June 30,     December 31,
                                            2008             2007

ASSETS

CASH AND CASH EQUIVALENTS                $  876,890       $  740,841
PROPERTY, NET                             2,785,905        2,815,442

OTHER ASSETS                                292,620          238,528
                                         ----------       ----------
TOTAL                                    $3,955,415       $3,794,811
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,523
Incentive management fee
 payable to general partners                    -              1,080
Property management
 fees payable                                13,030           12,871
Customer deposits and
 other liabilities                          151,537          127,341
Capital lease obligation                     32,374           56,506
                                           --------         --------
Total liabilities                           429,464          430,321
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 212,027          194,302
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (104,302)        (105,739)
     Limited Partners (30,693
     limited partnership
     units outstanding at
     June 30, 2008 and
     December 31, 2007)                   3,418,225        3,275,927
                                          ---------        ---------
  Total partners' equity                  3,313,924        3,170,188
                                          ---------        ---------
TOTAL                                    $3,955,415       $3,794,811
                                         ==========       ==========

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007


                                         June 30,         June 30,
                                           2008             2007
REVENUES:

Rental revenue                           $  769,645       $  710,769
Ancillary operating revenue                  57,885           60,921
Interest and other income                       142               49
                                         ----------       ----------
 Total revenues                             827,672          771,739


EXPENSES:

Operating                                   393,503          446,101
General and administrative                   84,448           75,211
                                         ----------        ---------
     Total expenses                         477,951          521,312
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            349,721          250,427

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (38,481)         (30,559)
                                         ----------       ----------
NET INCOME                               $  311,240       $  219,868
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  308,128       $  217,669
    General partners                          3,112            2,199
                                         ----------       ----------
TOTAL                                    $  311,240       $  219,868
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    10.04       $     7.09
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                         June 30,         June 30,
                                           2008             2007
REVENUES:

Rental revenue                           $1,509,622       $1,430,415
Ancillary operating revenue                 119,542          125,128
Interest and other income                       190               97
                                         ----------       ----------
 Total revenues                           1,629,354        1,555,640


EXPENSES:

Operating                                   761,655          911,318
General and administrative                  169,267          165,449
                                         ----------        ---------
     Total expenses                         930,922        1,076,767
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            698,432          478,873

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (77,126)         (62,672)
                                         ----------       ----------
NET INCOME                               $  621,306       $  416,201
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  615,093       $  412,039
    General partners                          6,213            4,162
                                         ----------       ----------
TOTAL                                    $  621,306       $  416,201
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    20.04       $    13.42
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE SIX MONTHS ENDED June 30, 2008


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2008           ($105,739)     $3,275,927   $3,170,188

NET INCOME                               6,213         615,093      621,306
DISTRIBUTIONS                           (4,776)       (472,794)    (477,570)
                                     ---------      ----------   ----------
BALANCE AT June 30, 2008             ($104,302)     $3,418,225   $3,313,924
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                       June 30,          June 30,
                                         2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 621,306          $ 416,201
Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         29,537            235,075
     Minority interest in income
       real estate joint venture          77,126             62,672
     Changes in assets and
      	liabilities:
     Increase in other assets            (54,093)           (19,688)
     (Decrease)increase in incentive
     management fee payable
     to general partners                  (1,080)               -
     Increase in property
     management fee payable                  158             (1,262)
     Increase(decrease) in customer
     deposits and other liabilities       24,355            (92,104)
                                        --------          ---------
Net cash provided by
  operating activities                   697,309            600,894
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (477,570)          (464,990)
     Distributions paid to minority
       interest in real estate
       joint venture                     (59,400)           (54,600)
     Payments on capital
       lease obligations                 (24,290)           (20,060)
                                        --------          ---------
Net cash used in
         financing activities           (561,260)          (539,650)
                                        --------          ---------
NET INCREASE(DECREASE)IN CASH AND
   CASH EQUIVALENTS                      136,049             61,244

CASH AND CASH EQUIVALENTS:

     At beginning of period              740,841            635,667
                                       ---------          ---------
     At end of period                  $ 876,890          $ 696,911
                                       =========          =========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
    Cash paid for interest             $   2,868          $   2,442
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
    included in partners' equity       $ 232,523          $ 232,523
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.


2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of June 30, 2008, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                               June 30,    December 31,
                                                  2008            2007

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,129,105      11,129,105
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,069,033      14,069,033
        Less: Accumulated Depreciation        (11,283,128)    (11,253,591)
                                             ------------    ------------
        Property - Net                       $  2,785,905    $  2,815,442
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $48,095 and $38,651 for the three month periods ended June 30, 2008 and 2007, respectively, $80,517 and $77,864 for the six month periods ended June 30, 2008 and 2007, respectively. Amounts payable to Dahn at June 30, 2008 and December 31, 2007, were $13,030 and $12,871, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $4,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended June 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2008 and 2007, total revenues increased 7.3% from $771,739 to $827,672 and total expenses decreased 8.3% from $521,312 to $477,951. Minority interest in income of real estate joint venture increased 25.9% from $30,559 to $38,481. As a result, net income increased 41.6% from $219,868 to $311,240 for the three-month period ended June 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.3% for the three-month period ended June 30, 2008 as compared to 79.47% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $52,600 (11.8%) due primarily to a decrease in maintenance and repair and depreciation expenses, partially offset by an increase in advertising, salaries and wages expenses. General and admini-strative expenses increased approximately $9,200 12.2% primarily as a result of an increase in legal and professional expense, partially offset by a decrease in state tax payments. Minority interest in income of real estate joint venture increased as a result of the higher net income at that facility.

For the six-month periods ended June 30, 2008, and 2007, total revenues increased 4.7% from $1,555,640 to $1,629,354 and total expenses decreased 13.5% from $1,076,767 to $930,922. Minority interest in income of real estate joint venture increased 23.1% from $62,672 to $77,126. As a result, net income increased 49.3% from $416,201 to $621,306 for the six-month period ended June 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.9% for the six-month periods ended June 30, 2008 as compared to 77.8% for the same period in 2007. Operating expenses decreased approximately $149,700 (16.4%) due primarily to decreases in legal, maintenance and repair and depreciation expenses, partially offset by increases in advertising and salaries and wages expenses. General and administrative expenses increased approximately $3,800 2.3% primarily as a result of an increase in legal and professional expense, partially offset by a decrease in state tax payments. Minority interest in income or real estate joint venture increased as discussed above.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          NONE

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the informa-tion is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
        32.1 Section 1350 Certification by Chief Executive Officer
        32.2 Section 1350 Certification by Principal Financial Officer


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND IX,
	a California Limited Partnership


	by: DSI Properties, Inc., a
	California corporation,
	as General Partner


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: August 14, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________
        Dated: August 14, 2008

        JOSEPH W. CONWAY, Executive
	Vice President and Director





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER


    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund IX;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER


    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund IX;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       August 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________
                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       August 14, 2008