Form 10-Q
period 2008-09-30
DSI REALTY INCOME FUND IX
filed 2008-11-14
CIK 764586

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008.
				________________

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



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


DSI REALTY INCOME FUND IX
(A Limited Partnership)


CONSOLIDATED BALANCE SHEETS(UNAUDITED)
September 30, 2008 AND DECEMBER 31, 2007


                                         September 30,    December 31,
                                            2008             2007

ASSETS

CASH AND CASH EQUIVALENTS                $  990,323       $  740,841
PROPERTY, NET                             2,769,827        2,815,442

OTHER ASSETS                                299,573          238,528
                                         ----------       ----------
TOTAL                                    $4,059,723       $3,794,811
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners                   $232,523         $232,523
Incentive management fee
 payable to general partners                    -              1,080
Property management
 fees payable                                13,019           12,871
Customer deposits and
 other liabilities                          139,942          127,341
Capital lease obligation                     19,270           56,506
                                           --------         --------
Total liabilities                           404,754          430,321
                                           --------         --------
MINORITY INTEREST IN
  REAL ESTATE JOINT VENTURE                 197,472          194,302
                                           --------         --------

PARTNERS' EQUITY (DEFICIT):
     General Partners                      (102,866)        (105,739)
     Limited Partners (30,693
     limited partnership
     units outstanding at
     September 30, 2008 and
     December 31, 2007)                   3,560,363        3,275,927
                                          ---------        ---------
  Total partners' equity                  3,457,497        3,170,188
                                          ---------        ---------
TOTAL                                    $4,059,723       $3,794,811
                                         ==========       ==========

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2008 AND 2007


                                         September 30,    September 30,
                                           2008             2007
REVENUES:

Rental revenue                           $  795,961       $  734,664
Ancillary operating revenue                  58,224           63,858
Interest and other income                        49               48
                                         ----------       ----------
 Total revenues                             854,234          798,570


EXPENSES:

Operating                                   382,505          444,873
General and administrative                   57,689           47,645
                                         ----------        ---------
     Total expenses                         440,194          492,518
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                            414,040          306,052

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE             (37,944)         (36,163)
                                         ----------       ----------
NET INCOME                               $  376,096       $  269,889
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  372,335       $  267,190
    General partners                          3,761            2,699
                                         ----------       ----------
TOTAL                                    $  376,096       $  269,889
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.13       $     8.71
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                       September 30,     September 30,
                                           2008             2007
REVENUES:

Rental revenue                           $2,307,436       $2,165,079
Ancillary operating revenue                 175,913          188,986
Interest and other income                       239              145
                                         ----------       ----------
 Total revenues                           2,483,588        2,354,210


EXPENSES:

Operating                                 1,144,160        1,356,191
General and administrative                  226,956          213,094
                                         ----------        ---------
     Total expenses                       1,371,116        1,569,285
                                         ----------        ---------

INCOME BEFORE MINORITY INTEREST
   IN INCOME OF REAL ESTATE
   JOINT VENTURE                          1,112,472          784,925

MINORITY INTEREST IN INCOME
   OF REAL ESTATE JOINT VENTURE            (115,070)         (98,835)
                                         ----------       ----------
NET INCOME                               $  997,402       $  686,090
                                         ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  987,428       $  679,229
    General partners                          9,974            6,861
                                         ----------       ----------
TOTAL                                    $  997,402       $  686,090
                                         ==========       ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    32.17       $    22.13
                                         ==========       ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              30,693           30,693
                                             ======           ======

See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED) FOR THE NINE MONTHS ENDED September 30, 2008


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL

BALANCE AT JANUARY 1, 2008           ($105,739)     $3,275,927   $3,170,188

NET INCOME                               9,974         987,428      997,402
DISTRIBUTIONS                           (7,101)       (702,992)    (710,093)
                                     ---------      ----------   ----------
BALANCE AT September 30, 2008        ($102,866)     $3,560,363   $3,457,497
                                     =========      ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                     September 30,      September 30,
                                         2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 997,402          $ 686,090
Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         45,615            352,611
     Minority interest in income
       real estate joint venture         115,070             98,835
     Changes in assets and
      	liabilities:
     Increase in other assets            (61,045)           (40,766)
     Decrease in incentive
     management fee payable
     to general partners                  (1,080)               -
     Increase(decrease) in property
     management fee payable                  148              (242)
     Increase(decrease) in customer
     deposits and other liabilities       12,601           (111,586)
                                        --------          ---------
Net cash provided by
  operating activities                 1,108,711            984,942
                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (710,093)          (697,568)
     Distributions paid to minority
       interest in real estate
       joint venture                    (111,900)           (92,400)
     Payments on capital
       lease obligations                 (37,236)           (30,395)
                                        --------          ---------
Net cash used in
         financing activities           (859,229)          (820,363)
                                        --------          ---------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      249,482            164,579

CASH AND CASH EQUIVALENTS:

     At beginning of period              740,841            635,667
                                       ---------          ---------
     At end of period                  $ 990,323          $ 800,246
                                       =========          =========


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
    Cash paid for interest             $   3,264          $   2,442
                                       =========          =========
NONCASH FINANCING ACTIVITIES -
   Distributions due partners
    included in partners' equity       $ 232,523          $ 232,523
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


2.   PROPERTY

The Partnership owns five mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership also owns a 70% interest in a mini-storage facility in Aurora, Colorado. As of September 30, 2008, the total cost and accumulated depreciation of the mini-storage facilities are as follows:

                                              September 30,   December 31,
                                                  2008            2007

        Land                                 $  2,729,790    $  2,729,790
        Buildings and equipment                11,129,105      11,129,105
        Rental trucks
         under capital lease                      210,138         210,138
                                             ------------    ------------
        Total                                  14,069,033      14,069,033
        Less: Accumulated Depreciation        (11,299,206)    (11,253,591)
                                             ------------    ------------
        Property - Net                       $  2,769,827    $  2,815,442
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $42,129 and $33,192 for the three month periods ended September 30, 2008 and 2007, respectively, $122,644 and $94,072 for the nine month periods ended September30, 2008 and 2007, respectively. Amounts payable to Dahn at September 30, 2008 and December 31, 2007, were $13,019 and $9,818, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $4,500.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited consolidated financial statements for the period ended September 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2008 and 2007, total revenues increased 7.0% from $798,570 to $854,234 and total expenses decreased 10.6% from $492,518 to $440,194. Minority interest in income of real estate joint venture increased 4.9% from $36,163 to $37,944. As a result, net income increased 39.4% from $269,889 to $376,096 for the three-month period ended September 30, 2008, as compared to the same period in 2007. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 77.7% for the three-month period ended September 30, 2008 as compared to 81.4% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $62,400 or 14.0% due primarily to a decrease in office supplies, real estate tax and depreciation expenses, partially offset by an increase in advertising, maintenance and repair and salaries and wages expenses. General and administrative expenses increased approximately $10,000 or 21.0% primarily as a result of an increase in legal and profes-sional expense and equipment and computer lease expenses. Minority interest in income of real estate joint venture increased as a result of the higher net income at that facility as a result of higher storage rental revenue.

For the nine-month periods ended September 30, 2008, and 2007, total revenues increased 5.5% from $2,354,210 to $2,483,588 and total expenses decreased 12.6% from $1,569,285 to $1,371,116. Minority interest in income of real estate joint venture increased 16.4% from $98,835 to $115,070. As a result, net income increased 45.4% from $686,090 to $997,402 for the nine-month period ended September 30, 2008, as compared to the same period period in 2007.
Rental revenue increased as a result of higher units rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 78.24% for the nine-month period ended September 30, 2008 as compared to 78.2% for the same period in 2007. Operating expenses decreased approximately $212,000 or 15.6% due primarily to decreases in legal, maintenance and repair, purchase of locks and packing materials, trash collection and depreciation expenses, partially offset by incereases in advertising and salaries and wages expenses. General and administrative expenses increased aproximately $13,900 or 6.5% primarily as a result of an increase in legal and professional and equipment and computer lease expenses, partially offset by a decrease in state tax payment. Minority interest in income of real estate joint venture increased as discussed above.

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


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: November 14, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________
        Dated: November 14, 2008

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



    Date:  November 14, 2008



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



    Date:  November 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       November 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________
                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       November 14, 2008