Form 10-Q
period 2009-03-31
DSI REALTY INCOME FUND IX
filed 2009-05-20
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 2-96364.

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

The issuer is a limited partnership. All 30,693 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	March 31, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 892,624	$ 799,093
Property Net	2,764,697	2,768,543
Investment in Joint Venture	-	-
Uncollected Rental Revenue	58,191	127,499
Prepaid Advertising	55,020	73,361
Other Assets	26,195	24,150
TOTAL	$ 3,796,727	$ 3,792,646
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	-	48,830
Property Management Fee Liability	12,216	12,403
Deferred Income	55,411	40,561
Accrued Expenses	31,687	37,553
Other Liabilities	139,085	55,067
Total Liabilities	470,922	426,937
MINORITY INTEREST IN
REAL ESTATE JOINT VENTURE:	201,898	189,659
PARTNERS' EQUITY:
General Partners	(106,201)	(105,680)
Limited Partners	3,230,108	3,281,730
Total Partners' Equity	3,123,907	3,176,050
TOTAL	$ 3,796,727	$ 3,792,646
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	March 31, 2009	March 31, 2008
REVENUES:
Self-storage rental income	$ 625,247	$ 739,977
Ancillary operating revenue	52,612	61,657
Interest and other income	48	48
TOTAL	$ 677,907	$ 801,682
EXPENSES:
Depreciation	3,845	15,641
Operating	299,025	273,333
General and administrative	109,941	100,201
Interest	-	786
General partners' incentive management fee	20,927	20,927
Property management fee	38,048	42,083
TOTAL	471,786	452,971
INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 206,121	$ 348,711
EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ (25,741)	$ (38,645)
NET INCOME:	$ 180,380	$ 310,066
AGGREGATE INCOME ALLOCATED TO:
General partners	1,804	3,101
Limited partners	178,576	306,965
TOTAL	$ 180,380	$ 310,066
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 5.82	$ 10.00
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (105,680)	$ 3,281,730	$ 3,176,050
Net Income Allocation	1,804	178,576	$ 180,380
Distributions	(2,325)	(230,198)	$ (232,523)
BALANCE AT MARCH 31, 2009	$ (106,201)	$ 3,230,108	$ 3,123,907
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 180,380	$ 310,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,845	15,641
Minority interest in income in real estate joint venture	25,741	38,645
Changes in assets and liabilities:
Other assets	85,603	34,755
Incentive management fee payable to General Partners	(48,830)	20,927
Property management fees payable	(187)	1,211
Customer deposits and other liabilities	93,002	(11,479)
Net cash provided by operating activities	339,554	386,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ -	$ (78,649)
Net cash used in investing activities	-	(78,649)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions from real estate joint venture	(13,500)	(22,800)
Distributions to partners	$ (232,523)	$ (232,523)
Payments on capital lease obligations	-	(12,714)
Net cash used in financing activities	(246,023)	(245,237)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,531	$ 63,080
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	799,093	740,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	892,624	803,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 786
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	232,523	232,523
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2009

1. GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

The accompanying interim consolidated financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2009 is as follows:

	March 31, 2009	December 31, 2008
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,142,297	11,142,297
Rental trucks under capital leases	210,138	210,138
Total	14,082,225	14,082,225
Less accumulated depreciation	(11,317,528)	(11,313,682)
Property – net	$ 2,764,697	$ 2,768,543

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

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash distributions to limited partners in the fund.

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $38,048 and $42,083, for the three month period ended March 31, 2009 and March 31, 2008, respectively. Amounts payable to Dahn at March 31, 2009 and March 31, 2008, were $12,216 and $12,403, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended March 31, 2009 and 2008, revenues decreased 15.4% from $801,682 to $677,907, total expenses increased 4.2% from $452,971 to $471,786, resulting in a decrease in net income of 41.8% from $310,066 for the three-month period ended March 31, 2008, to $180,380 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.0% for the three-month period ended March 31, 2009, compared to 80.5% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased by $25,692 (9.4%) primarily due to increases in truck maintenance and repairs, real estate taxes and salaries and wages expense, partially offset by a decrease in repair and maintenance expense. General and administrative expenses increased by $9,740
(9.7%) primarily as a result of an increase in legal and professional expense, partially offset by office supplies expense.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

No response required.

ITEM 4T. CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Registrant is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: May 20, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 20, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009