Form 10-Q
period 2009-06-30
DSI REALTY INCOME FUND IX
filed 2009-08-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	June 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 775,557	$ 799,093
Property Net	2,760,852	2,768,543
Uncollected Rental Revenue	120,882	127,499
Prepaid Advertising	36,680	73,361
Prepaid Real Estate Taxes	44,685	-
Other Assets	26,045	24,150
TOTAL	$ 3,764,701	$ 3,792,646
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	-	48,830
Property Management Fee Liability	11,239	12,403
Deferred Income	50,603	40,561
Accrued Expenses	33,537	37,553
Other Liabilities	68,118	55,067
Total Liabilities	$ 396,020	$ 426,937
MINORITY INTEREST IN
REAL ESTATE JOINT VENTURE:	$ 201,470	$ 189,659
PARTNERS' EQUITY:
General Partners	(105,769)	(105,680)
Limited Partners	3,272,980	3,281,730
Total Partners' Equity	$ 3,167,211	$ 3,176,050
TOTAL	$3,764,701	$ 3,792,646
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 708,858	$ 769,645
Ancillary operating revenue	49,835	57,885
Interest and other income	49	142
TOTAL	$ 758,742	$ 827,672
EXPENSES:
Depreciation	3,846	13,895
Operating	321,284	307,679
General and administrative	70,422	94,934
Interest	-	2,082
General partners' incentive management fee	20,927	20,927
Property management fee	31,939	38,434
TOTAL	$ 448,418	$ 477,951
INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 310,324	$ 349,721
EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE:	(19,670)	(38,481)

NET INCOME:	$ 290,654	$ 311,240
AGGREGATE INCOME ALLOCATED TO:
General partners	2,907	3,112
Limited partners	287,747	308,128
TOTAL	$ 290,654	$ 311,240
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.37	$ 10.04
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 1,334,105	$ 1,509,622
Ancillary operating revenue	102,447	119,542
Interest and other income	97	190
TOTAL	$ 1,436,649	$ 1,629,354
EXPENSES:
Depreciation	7,691	29,536
Operating	620,309	581,012
General and administrative	180,363	195,135
Interest	-	2,868
General partners' incentive management fee	41,854	41,854
Property management fee	69,987	80,517
TOTAL	$ 920,204	$ 930,922
INCOME BEFORE EQUITY IN INCOME
OF REAL ESTATE JOINT VENTURE:	$ 516,445	$ 698,432
EQUITY IN INCOME OF
REAL ESTATE JOINT VENTURE:	(45,411)	(77,126)

NET INCOME:	$ 471,034	$ 621,306
AGGREGATE INCOME ALLOCATED TO:
General partners	4,710	6,213
Limited partners	466,324	615,093
TOTAL	$ 471,034	$ 621,306
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 15.19	$ 20.04
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (105,680)	$ 3,281,730	$ 3,176,050
Net Income Allocation	4,710	466,324	471,034
Distributions	(4,799)	(475,074)	(479,873)
BALANCE AT JUNE 30, 2009	$ (105,769)	$ 3,272,980	$ 3,167,211
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Six months ended		Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 471,034	$ 621,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,691	29,537
Minority interest in income in real estate joint venture	45,411	77,126
Changes in assets and liabilities:
Other assets	(3,282)	(54,093)
Incentive management fee payable to General Partners	(48,830)	(1,080)
Property management fees payable	(1,164)	158
Customer deposits and other liabilities	19,077	24,355
Net cash provided by operating activities	489,937	697,309
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(479,873)	(477,570)
Distributions paid to minority interest in real estate joint venture	(33,600)	(59,400)
Payments on capital lease obligations	-	(24,290)
Net cash used in financing activities	(513,473)	(561,260)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (23,536)	$ 136,049
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	799,093	740,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 775,557	$ 876,890
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	$ 2,868
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 232,523	$ 232,523
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Partnership's financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,142,297	11,142,297
Rental trucks under capital leases	210,138	210,138
Total	14,082,225	14,082,225
Less accumulated depreciation	(11,321,373)	(11,313,682)
Property – net	$ 2,760,852	$ 2,768,543

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $31,939 and $38,434, for the three month periods ended June 30, 2009 and 2008, respectively. Amounts payable to Dahn at June 30, 2009 and December 31, 2008 were $11,239 and $12,403, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended June 30, 2009 and 2008, revenues decreased 8.3% from $827,672 to $758,742 and total expenses decreased 6.2% from $477,951 to $448,418, resulting in a decrease in net income of 6.6% from $311,240 to $290,654. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.1% for the three-month period ended June 30, 2009, compared to 79.3% for the same period in 2008. Operating expenses increased $13,605 or 4.4% primarily due to increases in yellow pages advertising and truck lease expense, partially offset by a decrease in salaries and wages.  General and administrative expenses decreased $24,512 or 25.8% primarily as a result of a decrease in legal and professional expenses and computer equipment lease expense, partially offset by an increase in office supplies expense.

For the six-month periods ended June 30, 2009 and 2008, revenues decreased 11.8% from $1,629,354 to $1,436,649 and total expenses decreased 1.2% from $930,922 to $920,204, resulting in a decrease in net income of 24.2% from $621,306 to $471,034. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.2% for the six-month period ended June 30, 2009, compared to 79.9% for the same period in 2008. Operating expenses increased $39,297 or 6.8% primarily due to increases in yellow pages advertising and truck lease expense, partially offset by decreases in repairs and maintenance and real estate tax expense. General and administrative expenses decreased $14,772 or 7.6% primarily as a result of a decrease in legal and professional expenses and office supplies expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dated: August 14, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 14, 2009

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

August 14, 2009

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

August 14, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009