Form 10-Q
period 2009-09-30
DSI REALTY INCOME FUND IX
filed 2009-11-16
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	September 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 800,214	$ 799,093
Property Net	2,749,191	2,768,543
Uncollected Rental Revenue	114,337	127,499
Prepaid Advertising	18,340	73,361
Other Assets	46,362	24,150
TOTAL	$ 3,728,444	$ 3,792,646
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	20,927	48,830
Property Management Fee Liability	11,794	12,403
Deferred Income	56,608	40,561
Accrued Expenses	49,285	37,553
Other Liabilities	43,131	55,067
Total Liabilities	$ 414,268	$ 426,937
PARTNERS' EQUITY:
General Partners	(106,184)	(105,680)
Limited Partners	3,231,863	3,281,730
Total Partners' Equity	$ 3,125,679	$ 3,176,050
Noncontrolling Interest in Real Estate Joint Venture	$ 188,497	$ 189,659
Total Equity	$ 3,314,176	$ 3,365,709
TOTAL	$ 3,728,444	$ 3,792,646
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 638,489	$ 795,961
Ancillary operating revenue	50,774	58,224
Interest and other income	49	49
TOTAL	$ 689,312	$ 854,234
EXPENSES:
Depreciation	11,661	16,078
Operating	311,259	282,856
General and administrative	97,079	77,808
Interest	-	396
General partners' incentive management fee	20,927	20,927
Property management fee	36,467	42,129
TOTAL	$ 477,393	$ 440,194
NET INCOME:	$ 211,919	$ 414,040
Less: Net income attributable to the
noncontrolling interest:	(20,928)	(37,944)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP:	$ 190,991	$ 376,096
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	1,910	3,761
Limited partners	189,081	372,335
TOTAL	$ 190,991	$ 376,096
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 6.16	$ 12.13
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 1,972,594	$ 2,307,436
Ancillary operating revenue	153,221	175,913
Interest and other income	146	239
TOTAL	$ 2,125,961	$ 2,483,588
EXPENSES:
Depreciation	19,352	45,614
Operating	931,568	863,868
General and administrative	277,442	272,943
Interest	-	3,264
General partners' incentive management fee	62,781	62,781
Property management fee	106,454	122,646
TOTAL	$ 1,397,597	$ 1,371,116
NET INCOME:	$ 728,364	$ 1,112,472
Less: Net income attributable to the
noncontrolling interest:	(66,339)	(115,070)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP:	$ 662,025	$ 997,402
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	6,620	9,974
Limited partners	655,405	987,428
TOTAL	$ 662,025	$ 997,402
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 21.35	$ 32.17
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE AT DECEMBER 31, 2008	$ (105,680)	$ 3,281,730	$ 189,659	$ 3,365,709
Net Income Allocation	6,620	655,405	66,339	728,364
Distributions	(7,124)	(705,272)	(67,501)	(779,897)
BALANCE AT SEPTEMBER 30, 2009	$ (106,184)	$ 3,231,863	$ 188,497	$ 3,314,176
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 662,025	$ 997,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,352	45,615
Net income attributable to the noncontrolling interest	66,339	115,070
Changes in assets and liabilities:
Other assets	45,971	(61,045)
Incentive management fee payable to General Partners	(27,903)	(1,080)
Property management fees payable	(609)	148
Customer deposits and other liabilities	15,843	12,601
Net cash provided by operating activities	781,018	1,108,711
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(712,396)	(710,093)
Distributions paid to noncontrolling interest	(67,501)	(111,900)
Payments on capital lease obligations	-	(37,236)
Net cash used in financing activities	(779,897)	(859,229)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 1,121	$ 249,482
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	799,093	740,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 800,214	$ 990,323
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	$ 3,264
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 232,523	$ 232,523
The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF September 30, 2009

1. GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A noncontrolling interest in the real estate joint venture was recorded for the three months ended September 30,2009 and 2008 in the amount of $20,928 and $37,944 and for the nine months ended September 30, 2009 and 2008 in the amount of $66,339 and $115,070. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an iterim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP 107-1 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after
June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  There-
fore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends
Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2009 were as follows:

	September 30, 2009	December 31, 2008
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,142,297	11,142,297
Rental trucks under capital leases	210,138	210,138
Total	14,082,225	14,082,225
Less accumulated depreciation	(11,333,034)	(11,313,682)
Property – net	$ 2,749,191	$ 2,768,543

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $36,467 and $342,129, for the three month periods ended September 30, 2009 and 2008, respectively. Amounts payable to Dahn at September 30, 2009 and December 31, 2008 were $11,794 and $12,403, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended September 30, 2009 and 2008, revenues decreased 19.3% to $689,312 from $854,234 and total expenses increased 8.5% to $477,393 from $440,194, resulting in a decrease in net income of 49.2% to $190,991 from $376,096. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.9% for the three-month period ended September 30, 2009, compared to 77.7% for the same period in 2008. Operating expenses increased $28,403 or 10.0% primarily due to increases in advertising, repairs and maintenance and truck lease expenses. General and administrative expenses increased $19,271 or 24.8% primarily as a result of an increase in legal and professional and office supply expenses partially offset by an decrease in computer and equipment lease expenses.

For the nine-month periods ended September 30, 2009 and 2008, revenues decreased 14.4% to $2,125,961 from $2,483,588 and total expenses increased 1.9% to $1,397,597 from $1,371,116, resulting in a decrease in net income of 33.6% to $662,025 from $997,402. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.3% for the nine-month period ended September 30, 2009, compared to 78.2% for the same period in 2008. Operating expenses increased $67,700 or 7.8% primarily due to increases in advertising and truck lease expenses. General and administrative expenses increased $4,499 or 1.6% primarily as a result of an increase in legal and professional and office supply expenses partially offset by an decrease in computer and equipment lease expenses.

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

Dated: November 16, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 16, 2009

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

November 16, 2009

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

November 16, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009