Form 10-K
period 2009-12-31
DSI REALTY INCOME FUND IX
filed 2010-03-31
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2O549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and average occupancy rates.

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	88,218	6.96	69.3	88,258	8.49	82.2
Azusa, CA	2.94	Jun-86	64,422	9.01	71.0	64,422	10.45	84.7
Elgin, IL	4.99	Sep-86	48,647	4.56	52.8	48,677	5.60	60.5
Everett, WA	2.71	Nov-85	49,328	9.07	76.9	47,382	10.95	83.3
Monterey Park, CA	0.95	Aug-86	31,060	16.10	82.9	31,240	18.19	88.1
Romeoville, IL	3.96	Nov-86	68,020	6.11	65.0	62,999	7.46	69.1

(1) The Partnership has a 70% fee interest in this facility. DSI Realty Income Fund VIII, a California Limited Partnership (an affiliated Partnership) owns a 30% fee interest in this facility.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2009.

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

Approximate Number of Security Holders

As of December 31, 2009, there were approximately 1,095 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.93 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009 and $10.10 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2008. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

Total revenues decreased from $3,251,287 in 2008 to $2,779,416 in 2009, while total expenses decreased from $1,853,721 to $1,723,577 and net income attributable to the noncontrolling interest decreased from $139,058 to $94,470. As a result, net income attributable to the Partnership decreased from $1,258,508 to $961,369. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 69.7% for the year ended December 31, 2009 and 78.0% for the year ended December 31, 2008. The $51,320 (4.4%) decrease in operating expenses was due primarily to decreases in yellow pages advertising, salaries and wages, and repairs and maintenance expenses, partially offset by increases in truck lease expenses, and real estate taxes. The $6,717 (1.9%) increase in general and administrative expenses was due primarily to increases in legal and professional expenses, partially offset by postage expenses. General Partners’ incentive management fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased by $453,032 (29.6%) in 2009 compared to 2008 primarily due to decreases in net income.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no material investing activities in either 2008 or 2009. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2009 and 2008 and payments on capital lease obligations. Special distributions of 0.25% and 2.0%, of capital contributed by Limited Partners, were declared and paid on December 15, 2009 and 2008, respectively.

Current economic conditions continue to negatively impact the self storage industry and our investment portfolio. The ongoing recession, increased government intervention and higher taxes have all had a detrimental affect on the performance of all properties. Also, high unemployment rates are affecting people's discretionary income and their ability to afford storage.

With the continuing crisis in the housing and lending markets, very few new facilities are being built. We anticipate that when the financial markets stabilize and the economy begins to grow again, occupancies and income should rebound quickly.

The General Partners plan to continue to improve and maintain Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

Long-Term Liabilities and Contractual Obligations.

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the year ended December 31, 2009 was as follows:

	2009 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	677,907	758,742	689,312	653,455
Net income	180,380	290,654	190,991	299,344
Net income per limited partnership unit
	$ 5.82	$ 9.37	$ 6.16	$ 9.66
Weighted average number of limited partnership units outstanding

	30,693	30,693	30,693	30,693

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008 F-2

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008 F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2009 and 2008 F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 F-5

Notes to Consolidated Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009 F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2009. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2009, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2009, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

DSI Properties, Inc.

Robert J. Conway, 75, has been President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 80, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 86, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2009 or 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2009 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class
Limited Partnership Interest	Robert J. Conway	1,142 - Direct	3.7
Limited Partnership Interest	Joseph W. Conway	222 - Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2009, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2009 an aggregate of $9,614 was allocated to the General Partners, and during 2008 an aggregate of $12,585 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2009 or 2008, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash distributed to the limited partners. During 2009 the Partnership paid the General Partners an incentive management fee of $87,196, and during 2008 the Partnership paid the General Partners an incentive management fee of $111,611.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2009 and 2008 the Partnership paid Dahn management fees of $138,667 and $162,277, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $10,868 and $12,403, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2009 were $39,700 and for 2008 were $49,400.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2009 and 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements and Supplemental Schedule in Item 7.

(2) Consolidated Financial Statement Schedules

See Index to Consolidated Financial Statements and Supplemental Schedule in Item 7.

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

JOSEPH W. CONWAY, (Executive Vice President and Director)

ITEM 15(1)

2009 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Consolidated Financial Statements for its fiscal year ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund IX:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2009. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Santa Ana, California

March 31, 2009

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2009	2008
ASSETS
Cash and cash equivalents	$ 761,740	$ 799,093
Property, Net (Note 3)	2,780,119	2,768,543
Uncollected rental revenue	122,148	127,499
Prepaid advertising	33,949	73,361
Other assets	23,945	24,150
TOTAL	$ 3,721,901	$ 3,792,646
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners (Note 4)	$ 232,523	$ 232,523
Incentive management fee payable to
general partners (Note 4)	-	48,830
Deferred income	45,721	40,561
Accrued expenses	34,717	37,553
Property management fees payable (Note 6)	10,868	12,403
Customer deposits and other liabilities	53,498	55,067
Total liabilities	377,327	426,937
PARTNERS' EQUITY
General partners	(105,903)	(105,680)
Limited partners	3,259,649	3,281,730
Total Partners' Equity	3,153,746	3,176,050
Noncontrolling interest in real estate joint venture	190,828	189,659
Total Equity	3,344,574	3,365,709
TOTAL	$ 3,721,901	$ 3,792,646

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2009	2008
REVENUES:
Self-storage rental income	2,580,806	3,018,910
Ancillary operating revenue	198,429	232,088
Interest and other income	181	289
Total revenues	2,779,416	3,251,287
EXPENSES:
Depreciation	25,048	65,070
Operating	1,117,458	1,168,778
General and administrative	355,208	348,491
Interest	-	(2,506)
General partners' incentive management fee (Note 4)	87,196	111,611
Property management fee (Note 6)	138,667	162,277
Total expenses	1,723,577	1,853,721
NET INCOME:	1,055,839	1,397,566
Less: Net income attributable to the noncontrolling interest	(94,470)	(139,058)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP:	961,369	1,258,508
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4):
General partners	$9,614	$12,585
Limited partners	951,755	1,245,923
TOTAL	$961,369	$1,258,508
Number of limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$31.01	$40.59

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General	Limited	Noncontrolling
	Partners	Partners	Interest	Total
BALANCE DECEMBER 31, 2007	$(105,739)	$3,275,927	$194,302	$3,364,490
Net income allocation	12,585	1,245,923	139,058	1,397,566
Distributions	(12,526)	(1,240,120)	(143,701)	(1,396,347)
BALANCE DECEMBER 31, 2008	$(105,680)	$3,281,730	$189,659	$3,365,709
Net income allocation	9,614	951,755	94,470	1,055,839
Distributions	(9,837)	(973,836)	(93,301)	(1,076,974)
BALANCE DECEMBER 31, 2009	$(105,903)	$3,259,649	$190,828	$3,344,574

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 961,369	$ 1,258,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,048	65,070
Net income attributable to noncontrolling interest	94,470	139,058
Changes in assets and liabilities:
Other assets	44,968	13,518
Distributions due to partners
Incentive management fee payable to general partners	(48,830)	47,750
Property management fees payable	(1,535)	(468)
Customer deposits and other liabilities	754	5,840
Net cash provided by operating activities	1,076,244	1,529,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(36,624)	(18,172)
Net cash used in or provided by investing activities	(36,624)	(18,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(983,673)	(1,252,646)
Distributions paid to noncontrolling interest	(93,300)	(143,700)
Payments on capital lease obligations	-	(56,506)
Net cash used in financing activities	(1,076,973)	(1,452,852)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(37,353)	(58,252)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	799,093	740,841
CASH AND CASH EQUIVALENTS, END OF YEAR	761,740	799,093
SUPPLEMENTAL DISCLOSURE OF CASH
Cash paid for interest	$ -	$ (2,506)
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distribution due partners included in partners' equity	$ 232,523	$ 232,523

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2009 and 2008 is $44,973 and $92,800, respectively.

Noncontrolling Interest - In accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling interests in Consolidated Financial Statements"), the Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity in the consolidated financial statements.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $140,783 and $205,783 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2009 or 2008.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of ASC 825-10 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's consolidated financial statements.

As a result of the Partnership's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current consolidated financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2009	2008
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,182,530	11,145,906
Rental trucks under capital leases	210,138	210,138
Total	14,122,458	14,085,834

Less accumulated depreciation	(11,342,339)	(11,317,291)

Property – net	$2,780,119	$2,768,543

Depreciation expense of $0 and $43,780 was recorded on the rental trucks under capital leases in 2009 and 2008.

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

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures distributed to the limited partners.

5. BUSINESS SEGMENT INFORMATION

The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of ASC 280-10 (formerly SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information") The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $138,667 and $162,277, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $10,868 and $12,403, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease agreements expired as of December 31, 2008.

ITEM 15(2)

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2009

Gross Carrying Amount
Initial Cost				Costs at December 31, 2009
	Acqui-		Buildings and	Subse-quent to		Buildings and
Description	sition Date	Land	Improve-ments	Acqui-sition	Land	Improve-ments	Total	Accumulated Depreciation
Azusa, CA	1/86	$ 696,000	$ 2,095,965	$ 19,563	$ 696,000	$ 2,115,528	$ 2,811,528	($ 2,115,773)
Elgin, IL	3/86	376,000	1,424,577	18,445	376,000	1,443,022	1,819,022	(1,443,643)
Everett, WA	6/85	352,350	1,252,536	25,087	352,350	1,277,623	1,629,973	(1,276,150)
Monterey Park, CA	12/85	420,200	1,409,050	29,465	420,200	1,438,515	1,858,715	(1,425,683)
Romeoville, IL	5/86	298,740	2,180,802	70,450	298,740	2,251,252	2,549,992	(2,250,401)
Aurora, CO	9/85	586,500	2,521,560	135,030	586,500	2,656,590	3,243,090	(2,620,551)
		$2,729,790	$10,884,490	$298,040	$2,729,790	11,182,530	13,912,320	(11,132,201)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2009 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2009, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2009 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2009 and 2008 were as follows:

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO	4.60	Feb-85	88,218	6.96	69.3	88,258	8.49	82.2
Azusa, CA	2.94	Jun-86	64,422	9.01	71.0	64,422	10.45	84.7
Elgin, IL	4.99	Sep-86	48,647	4.56	52.8	48,677	5.60	60.5
Everett, WA	2.71	Nov-85	49,328	9.07	76.9	47,382	10.95	83.3
Monterey Park, CA	0.95	Aug-86	31,060	16.10	82.9	31,240	18.19	88.1
Romeoville, IL	3.96	Nov-86	68,020	6.11	65.0	62,999	7.46	69.1

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (which report includes the enclosed Consolidated Financial Statements), we will forward a copy of the report to you upon written request.

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

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

Date: March 31, 2010

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

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

Date: March 31, 2010

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010