Form 10-Q
period 2010-03-31
DSI REALTY INCOME FUND IX
filed 2010-05-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	March 31, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 757,750	$ 761,740
Property Net	2,775,635	2,780,119
Uncollected Rental Revenue	97,811	122,148
Prepaid Advertising	24,250	33,949
Other Assets	45,146	23,945
TOTAL	$ 3,700,592	$ 3,721,901
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	-	-
Property Management Fee Liability	10,527	10,868
Deferred Income	52,123	45,721
Accrued Expenses	38,032	34,717
Other Liabilities	87,435	53,498
Total Liabilities	$ 420,640	$ 377,327
PARTNERS' EQUITY:
General Partners	(106,554)	(105,903)
Limited Partners	3,195,274	3,259,649
Total Partners' Equity	$ 3,088,720	$ 3,153,746
Noncontrolling Interest in Real Estate Joint Venture	$ 191,232	$ 190,828
Total Equity	$ 3,279,952	$ 3,344,574
TOTAL	$ 3,700,592	$ 3,721,901
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
REVENUES:
Self-storage rental income	$ 604,933	$ 625,247
Ancillary operating revenue	47,801	52,612
Interest and other income	29	48
TOTAL	$ 652,763	$ 677,907
EXPENSES:
Depreciation	4,484	3,845
Operating	304,717	299,025
General and administrative	114,276	109,941
Interest	-	-
General partners' incentive management fee	10,464	20,927
Property management fee	32,321	38,048
TOTAL	$ 466,262	$ 471,786
NET INCOME	$ 186,501	$ 206,121
Less: Net income attributable to the
noncontrolling interest	(19,004)	(25,741)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP	$ 167,497	$ 180,380
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	1,674	1,804
Limited partners	165,823	178,576
TOTAL	$ 167,497	$ 180,380
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 5.40	$ 5.82
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE AT DECEMBER 31, 2009	$(105,903)	$ 3,259,649	$ 190,828	$ 3,344,574
Net Income Allocation	1,674	165,823	19,004	186,501
Distributions	(2,325)	(230,198)	(18,600)	(251,123)
BALANCE AT MARCH 31, 2010	$(106,554)	$ 3,195,274	$ 191,232	$ 3,279,952
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 167,497	$ 180,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,484	3,845
Net income attributable to the non-controlling interest	19,004	25,741
Changes in assets and liabilities:
Other assets	12,835	85,603
Incentive management fee payable to General Partners	-	(48,830)
Property management fees payable	(341)	(187)
Customer deposits and other liabilities	43,654	93,002
Net cash provided by operating activities	247,133	339,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	-
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(232,523)	(232,523)
Distributions paid to non-controlling interest	(18,600)	(13,500)
Net cash used in financing activities	(251,123)	(246,023)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(3,990)	$ 93,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	761,740	799,093
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 757,750	$ 892,624
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 232,523	$ 232,523
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

1. GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A noncontrolling interest in the real estate joint venture was recorded for the three months ended March 31,2010 and 2009 in the amount of $19,004 and $25,741. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009`.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of ASC 825-10 did not have a material impact on the Partnership's interim unaudited consolidated financial statements.

 In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's interim unaudited consolidated financial statements.

 In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's interim unaudited consolidated financial statements.

 As a result of the Partnership's implementation of the Codification during the quarter ended March31, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

 In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its interim unaudited consolidated financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2010, were as follows:

	March 31, 2010	December 31, 2009
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,182,530	11,182,530
Rental trucks under capital leases	210,138	210,138
Total	14,122,458	14,122,458
Less accumulated depreciation	(11,346,823)	(11,342,339)
Property – net	$ 2,775,635	$ 2,780,119

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,321 and $38,048 for the three month periods ended March 31, 2010 and 2009, respectively. Amounts payable to Dahn at March 31, 2010 and December 31, 2009 were $10,527and $10,868 respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2010, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended March 31, 2010 and 2009, revenues decreased 3.7% to $652,763 from $677,907 and total expenses decreased 1.2% to $466,262 from $471,786, resulting in a decrease in net income of 7.1% to $167,497 from $180,380. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.0% for the three-month period ended March 31, 2010, compared to 69.0% for the same period in 2009. Operating expenses increased $5,692 or 1.9% primarily due to increases in advertising, repairs and maintenance and real estate tax expenses. General and administrative expenses increased $4,335 or 3.9% primarily as a result of an increase in postage expenses partially offset by a decrease in office supplies expenses.

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

Dated: May 14, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 14, 2010

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

May 14, 2010

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

May 14, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2010