Form 10-Q
period 2010-06-30
DSI REALTY INCOME FUND IX
filed 2010-08-16
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	June 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 623,808	$ 761,740
Property Net	2,771,101	2,780,119
Uncollected Rental Revenue	110,446	122,148
Prepaid Advertising	20,988	33,949
Other Assets	64,246	23,945
TOTAL	$ 3,590,589	$ 3,721,901
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	0	0
Property Management Fee Liability	10,941	10,868
Deferred Income	53,773	45,721
Accrued Expenses	26,947	34,717
Other Liabilities	52,529	53,498
Total Liabilities	$ 376,713	$ 377,327
PARTNERS' EQUITY:
General Partners	(107,276)	(105,903)
Limited Partners	3,123,773	3,259,649
Total Partners' Equity	$ 3,016,497	$ 3,153,746
Noncontrolling Interest in Real Estate Joint Venture	197,379	$ 190,828
Total Equity	$ 3,213,876	$ 3,344,574
TOTAL	$ 3,590,589	$ 3,721,901
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 609,715	$ 708,858
Ancillary operating revenue	42,332	49,835
Interest and other income	28	49
TOTAL	$ 652,075	$ 758,742
EXPENSES:
Depreciation	4,534	3,846
Operating	316,407	321,284
General and administrative	72,913	70,422
General partners' incentive management fee	31,390	20,927
Property management fee	32,057	31,939
TOTAL	$ 457,301	$ 448,418
NET INCOME	$ 194,774	$ 310,324
Less: Net income attributable to the
non-controlling interest	(15,447)	(19,670)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP	$ 179,327	$ 290,654
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	1,793	2,907
Limited partners	177,534	287,747
TOTAL	$ 179,327	$ 290,654
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 5.78	$ 9.37
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 1,214,648	$ 1,334,105
Ancillary operating revenue	90,133	102,447
Interest and other income	57	97
TOTAL	$ 1,304,838	$ 1,436,649
EXPENSES:
Depreciation	9,018	7,691
Operating	621,124	620,309
General and administrative	187,189	180,363
General partners' incentive management fee	41,854	41,854
Property management fee	64,378	69,987
TOTAL	$ 923,563	$ 920,204
NET INCOME	$ 381,275	$ 516,445
Less: Net income attributable to the
noncontrolling interest	(34,451)	(45,411)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP	$ 346,824	$ 471,034
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	3,468	4,710
Limited partners	343,356	466,324
TOTAL	$ 346,824	$ 471,034
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 11.19	$ 15.19
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE AT DECEMBER 31, 2009	$(105,903)	$ 3,259,649	$ 190,828	$ 3,344,574
Net Income Allocation	3,468	343,356	34,451	381,275
Distributions	(4,841)	(479,232)	(27,900)	(511,973)
BALANCE AT JUNE 30, 2010	$(107,276)	$ 3,123,773	$ 197,379	$ 3,213,876
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 346,824	$ 471,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,018	7,691
Net income attributable to the non-controlling interest	34,451	45,411
Changes in assets and liabilities:
Other assets	(15,638)	(3,282)
Incentive management fee payable to General Partners	0	(48,830)
Property management fees payable	73	(1,164)
Customer deposits and other liabilities	(687)	19,077
Net cash provided by operating activities	374,041	489,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(484,073)	(479,873)
Distributions paid to non-controlling interest	(27,900)	(33,600)
Net cash used in financing activities	(511,973)	(513,473)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(137,932)	$(23,536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	761,740	799,093
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 623,808	$ 775,557
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 232,523	$ 232,523
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

1. GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A noncontrolling interest in the real estate joint venture was recorded for the six months ended June 30, 2010 and 2009 in the amount of $34,451 and $45,411. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

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

 As a result of the Partnership's implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2010, were as follows:

	June 30, 2010	December 31, 2009
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,182,530	11,182,530
Rental trucks under capital leases	210,138	210,138
Total	14,122,458	14,122,458
Less accumulated depreciation	(11,351,357)	(11,342,339)
Property – net	$ 2,771,101	$ 2,780,119

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $64,378 and $69,987 for the six month periods ended June 30, 2010 and 2009, respectively. Amounts payable to Dahn at June 30, 2010 and December 31, 2009 were $10,941and $10,868, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2010, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended June 30, 2010 and 2009, revenues decreased 14.1% to $652,075 from $758,742 and total expenses increased 2.0% to $457,301 from $448,418 resulting in a decrease in net income of 38.3% to $179,327 from $290,654. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 65.4% for the three-month period ended June 30, 2010, compared to 70.1% for the same period in 2009. Operating expenses decreased $4,877 or 1.5% primarily due to decreases in advertising expenses partially offset by increases in ground maintenance, fire and liability insurance and real estate tax expenses. General and administrative expenses increased $2,491 or 3.5% primarily as a result of an increase in administration and state(s) tax expenses partially offset by decreases in other taxes and licenses and credit card fees expenses.

For the six-month periods ended June 30, 2010 and 2009, revenues decreased 9.2% to $1,304,838 from $1,436,649 and total expenses increased 0.4% to $923,563 from $920,204, resulting in a decrease in net income of 26.4% to $346,824 from $471,034. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 65.9% for the six-month period ended June 30, 2010, compared to 70.2% for the same period in 2009. Operating expenses remained relatively unchanged in the various expense accounts with an increase of $815 or 0.1%. General and administrative expenses increased $6,826 or 3.8% primarily as a result of a increase in legal and professional and state(s) tax expenses partially offset by decreases in office supplies and other taxes and licenses expenses.

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

Dated: August 16, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 16, 2010

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

August 16, 2010

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

August 16, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010