Form 10-Q
period 2010-09-30
DSI REALTY INCOME FUND IX
filed 2010-11-15
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	September 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 635,525	$ 761,740
Property Net	2,766,517	2,780,119
Uncollected Rental Revenue	129,987	122,148
Prepaid Advertising	19,163	33,949
Other Assets	49,627	23,945
TOTAL	$ 3,600,819	$ 3,721,901
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	13,952	0
Property Management Fee Liability	10,353	10,868
Deferred Income	52,645	45,721
Accrued Expenses	31,621	34,717
Other Liabilities	53,096	53,498
Total Liabilities	$ 394,190	$ 377,327
PARTNERS' EQUITY:
General Partners	(107,321)	(105,903)
Limited Partners	3,119,298	3,259,649
Total Partners' Equity	$ 3,011,977	$ 3,153,746
Noncontrolling Interest in Real Estate Joint Venture	194,652	$ 190,828
Total Equity	$ 3,206,629	$ 3,344,574
TOTAL	$ 3,600,819	$ 3,721,901
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 600,531	$ 638,489
Ancillary operating revenue	43,484	50,774
Interest and other income	17	49
TOTAL	$ 644,032	$ 689,312
EXPENSES:
Depreciation	4,584	11,661
Operating	282,151	311,259
General and administrative	56,505	97,079
General partners' incentive management fee	20,927	20,927
Property management fee	32,989	36,467
TOTAL	$ 397,156	$ 477,393
NET INCOME	$ 246,876	$ 211,919
Less: Net income attributable to the
non-controlling interest	(18,873)	(20,928)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP	$ 228,003	$ 190,991
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	2,280	1,910
Limited partners	225,723	189,081
TOTAL	$ 228,003	$ 190,991
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 7.35	$ 6.16
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 1,815,179	$ 1,972,594
Ancillary operating revenue	133,617	153,221
Interest and other income	74	146
TOTAL	$ 1,948,870	$ 2,125,961
EXPENSES:
Depreciation	13,602	19,352
Operating	903,275	931,568
General and administrative	243,694	277,442
General partners' incentive management fee	62,781	62,781
Property management fee	97,367	106,454
TOTAL	$ 1,320,719	$ 1,397,597
NET INCOME	$ 628,151	$ 728,364
Less: Net income attributable to the
noncontrolling interest	(53,324)	(66,339)
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP	$ 574,827	$ 662,025
NET INCOME ATTRIBUTABLE TO
THE PARTNERSHIP ALLOCATED TO:
General partners	5,748	6,620
Limited partners	569,079	655,405
TOTAL	$ 574,827	$ 662,025
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 18.54	$ 21.35
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE AT DECEMBER 31, 2009	$(105,903)	$ 3,259,649	$ 190,828	$ 3,344,574
Net Income Allocation	5,748	569,079	53,324	628,151
Distributions	(7,166)	(709,430)	(49,500)	(766,096)
BALANCE AT SEPTEMBER 30, 2010	$ (107,321)	$ 3,119,298	$ 194,652	$ 3,206,629
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 574,827	$ 662,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,602	19,352
Net income attributable to the non-controlling interest	53,324	66,339
Changes in assets and liabilities:
Other assets	(18,735)	45,971
Incentive management fee payable to General Partners	13,952	(27,903)
Property management fees payable	(515)	(609)
Customer deposits and other liabilities	3,426	15,843
Net cash provided by operating activities	639,881	781,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(716,596)	(712,396)
Distributions paid to non-controlling interest	(49,500)	(67,501)
Net cash used in financing activities	(766,096)	(779,897)
NET (DECREASE) IN CASH AND EQUIVALENTS	$(126,215)	$ 1,121
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	761,740	799,093
CASH AND EQUIVALENTS AT END OF PERIOD	$ 635,525	$ 800,214
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 232,523	$ 232,523
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

1. GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the nine months ended September 30, 2010 and 2009 in the amount of $(53,324) and $(66,339). The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2009.

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

 As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2010, were as follows:

	September 30, 2010	December 31, 2009
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,182,530	11,182,530
Rental trucks under capital leases	210,138	210,138
Total	14,122,458	14,122,458
Less accumulated depreciation	(11,355,941)	(11,342,339)
Property – net	$ 2,766,517	$ 2,780,119

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $97,367 and $106,454 for the nine month periods ended September 30, 2010 and 2009, respectively. Amounts payable to Dahn at September 30, 2010 and December 31, 2009 were $10,353and $10,868, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2010, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading.

Upon formation of the Partnership, the General Partners were DSI Properties, Inc., a California corporation, and Robert J. Conway and Joseph W. Conway - individually. For tax planning purposes and pursuant to the advise of their tax counsel, Robert J. Conway and Joseph W. Conway have formed limited liability corporations (RJC Capital Management, LLC and JWC Capital Management, LLC, respectively) and are transferring their general partner's partnership interests to their respective LLC's.

The Partnership submitted a proxy vote by the limited partners, to be completed on December 15, 2010, to amend paragraph 6 of the Limited Partnership Agreement to indicate that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended September 30, 2010 and 2009, revenues decreased 6.6% to $644,032 from $689,312 and total expenses decreased 16.8% to $397,156 from $477,393 resulting in an increase in net income of 16.5% to $246,876 from $211,919. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 66.3% for the three-month period ended September 30, 2010, compared to 70.9% for the same period in 2009. Operating expenses decreased $29,108 or 9.4% primarily due to decreases in advertising, repair and maintenance and salary and wages expenses partially offset by increases in real estate taxes expenses. General and administrative expenses decreased $40,574 or 41.8% primarily as a result of a decrease in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2010 and 2009, revenues decreased 8.3% to $1,948,870 from $2,125,961and total expenses decreased 5.5% to $1,320,719 from $1,397,597, resulting in a decrease in net income of 13.8% to $628,151 from $728,364. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 66.6% for the nine-month period ended September 30, 2010, compared to 70.3% for the same period in 2009. Operating expenses decreased $28,293 or 3.0% primarily due to decreases in advertising, merchandise for resale, repair and maintenance and salary and wages expenses partially offset by increases in real estate taxes expenses. General and administrative expenses decreased $33,748 or 12.2% primarily as a result of a decrease in legal and professional and office supplies expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Dated: November 15, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 15, 2010

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

November 15, 2010

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

November 15, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010