Form 10-K
period 2010-12-31
DSI REALTY INCOME FUND IX
filed 2011-03-31
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

PART I

ITEM 1. BUSINESS

DSI Realty Income Fund IX (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated March 6, 1985. The General Partners are DSI Properties, Inc., a California corporation and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold thirty thousand six hundred ninety-three (30,693) units of limited partnership interests aggregating Fifteen Million Three Hundred Forty-Six Thousand Five Hundred Dollars ($15,346,500). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

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

			2010			2009
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO	4.60	Feb-85	87,693	6.44	60.8	88,218	6.96	69.3
Azusa, CA	2.94	Jun-86	64,422	7.71	62.6	64,422	9.01	71.0
Elgin, IL	4.99	Sep-86	49,927	4.28	50.0	48,647	4.56	52.8
Everett, WA	2.71	Nov-85	49,328	8.91	73.7	49,328	9.07	76.9
Monterey Park, CA	0.95	Aug-86	31,240	15.89	83.0	31,060	16.10	82.9
Romeoville, IL	3.96	Nov-86	68,020	5.93	61.6	68,020	6.11	65.0

(1) The Partnership has a 70% fee interest in this facility. DSI Realty Income Fund VIII, a California Limited Partnership (an affiliated Partnership) owns a 30% fee interest in this facility.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. [REMOVED AND RESERVED]

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

Approximate Number of Security Holders

As of December 31, 2010, there were approximately 1,090 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.65 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2010 and $7.93 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

Total revenues decreased from $2,779,416 in 2009 to $2,637,469 in 2010, while total expenses increased from $1,723,577 to $1,727,885 and net income attributable to the noncontrolling interest decreased from $94,470 to $79,331. As a result, net income attributable to the Partnership decreased from $961,369 to $830,253. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 65.3% for the year ended December 31, 2010 and 69.7% for the year ended December 31, 2009. The $60,564 (5.4%) increase in operating expenses was due primarily to increases in advertising, utilities - electricity, fire and liability insurance, repair and maintenance, real estate taxes and workers compensation expenses. The $36,458 (10.3%) decrease in legal and professional and office supplies expenses, partially offset by administration expenses. General Partners’ incentive management fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased by $107,313 (10.0%) in 2010 compared to 2009 primarily due to decreases in net income.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2009 or 2010. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2010 and 2009. Special distributions, of 0.25% of capital contributed by Limited Partners, were declared and paid on December 15, 2009. There were no special distributions for 2010.

Current economic conditions continue to negatively impact the self storage industry and our investment portfolio. The ongoing recession, increased government regulation and higher taxes have all had a detrimental affect on the performance of properties. Also, high unemployment rates are affecting people’s discretionary income and their ability to afford storage.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the year ended December 31, 2010 was as follows:

	2010 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	652,763	652,075	644,032	688,599
Net income	167,497	179,327	228,003	255,426
Net income per limited partnership unit
	$ 5.40	$ 5.78	$ 7.35	$ 8.25
Weighted average number of limited partnership units outstanding

	30,693	30,693	30,693	30,693

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
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                                                 F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009                                                                                      F-2

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009                                                       F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2010 and 2009              F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009                                                 F-5

Notes to Consolidated Financial Statements                                                                                                                    F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010                                                             F-9

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2010, the Partnership's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In the preliminary submission to the Securities and Exchange commission, the General Partners solicited the consents of limited partners to an amendment of the Certificate and Agreement of Limited Partnership to reflect a proposed change in legal status of the General Partners. The change was to amend paragraph 6 of the Limited Partnership Agreement indicating that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant. There are 30,693 units available to vote and the General Partners received 15,589 votes or 51% voting in favor of the amendment. Ballots were reviewed and tabulated by the independent accounting firm of Goodrich, Baron & Goodyear, LLP and the results were certified on December 31, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant. As of December 31, 2010, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

DSI Properties, Inc.

Robert J. Conway, 76, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 81, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 87, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 43, has been Chief Finanical Officer of DSI Properties, Inc since 2009. He has also been a Senior Vice President of Administration of Diversified Securities, Inc. since 2006, and an Account Executive with Diversified Securities, Inc. since 1987.

RJC Capital Management, LLC and JWC Capital Management, LLC.

The two LLCs (descriptions above) are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2010 or 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2010 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	1,166 - Direct	3.8%
Limited Partnership Interest Limited Partnership Interest	Joseph W. Conway Joseph W. Stok	222 - Direct 54 - Direct	Less than 1% Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2010, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2010 an aggregate of $8,303 was allocated to the General Partners, and during 2009 an aggregate of $9,614 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2010 or 2009, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash distributed to the limited partners. During 2010 the Partnership paid the General Partners an incentive management fee of $83,708, and during 2009 the Partnership paid the General Partners an incentive management fee of $87,196.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2010 and 2009 the Partnership paid Dahn management fees of $129,190 and $138,667, respectively. Amounts payable to Dahn at December 31, 2010 and 2009, were $10,459 and $10,868, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2010 were $39,700 and for 2009 were $39,700.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2010 and 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements and Supplemental Schedule in Item 8.

(2) Consolidated Financial Statement Schedules

See Index to Consolidated Financial Statements and Supplemental Schedule in Item 8.

(3) Exhibits

13 Annual Report Letter to Limited Partners

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer

32.1 Section 1350 Certification: Principal Executive Officer

32.2 Section 1350 Certification: Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 31, 2011

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: March 31, 2011

JOSEPH W. CONWAY,  (Executive Vice President and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2011

RICHARD P. CONWAY, (Senior Vice President, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 31, 2011

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: March 31, 2011

JOSEPH W. CONWAY,  (Executive Vice President and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2011

                                                            RICHARD P. CONWAY, (Senior Vice President, Chief Financial Officer)

ITEM 15(1)

2010 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Consolidated Financial Statements for its fiscal year ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund IX:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2010. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

March 31, 2011

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2010	2009
ASSETS
Cash and cash equivalents	$ 703,774	$ 761,740
Property, net (Note 3)	2,764,382	2,780,119
Uncollected rental revenue	155,208	122,148
Prepaid advertising	5,358	33,949
Other assets	26,045	23,945
TOTAL	$ 3,654,767	$ 3,721,901
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 232,523	$ 232,523
Incentive management fee payable to general partners (Note 4)	-	-
Deferred income	45,369	45,721
Accrued expenses	39,873	34,717
Property management fees payable (Note 6)	10,459	10,868
Customer deposits and other liabilities	96,804	53,498
Total liabilities	425,028	377,327
PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(107,091)	(105,903)
Limited partners	3,141,971	3,259,649
Total Partners' Equity	3,034,880	3,153,746
Noncontrolling interest in real estate joint venture	194,859	190,828
Total Equity	3,229,739	3,344,574
TOTAL	$ 3,654,767	$ 3,721,901

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2010	2009
REVENUES
Self-storage rental income	2,438,054	2,580,806
Ancillary operating revenue	176,511	198,429
Interest and other income	22,904	181
Total revenues	2,637,469	2,779,416
EXPENSES
Depreciation	18,215	25,048
Operating	1,178,022	1,117,458
General and administrative	318,750	355,208
General partners' incentive management fee (Note 4)	83,708	87,196
Property management fee (Note 6)	129,190	138,667
Total expenses	1,727,885	1,723,577
NET INCOME	909,584	1,055,839
Less: Net income attributable to the noncontrolling interest	(79,331)	(94,470)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 830,253	$ 961,369
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	$ 8,303	$ 9,614
Limited partners	821,950	951,755
TOTAL	$ 830,253	$ 961,369
Number of limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 26.78	$ 31.01

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2008	$(105,680)	$3,281,730	$189,659	$3,365,709
Net income allocation	9,614	951,755	94,470	1,055,839
Distributions	(9,837)	(973,836)	(93,301)	(1,076,974)
BALANCE DECEMBER 31, 2009	$(105,903)	$3,259,649	$190,828	$3,344,574
Net income allocation	8,303	821,950	79,331	909,584
Distributions	(9,491)	(939,628)	(75,300)	(1,024,419)
BALANCE DECEMBER 31, 2010	$(107,091)	$3,141,971	$194,859	$3,229,739

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 830,253	$ 961,369
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	18,215	25,048
Net income attributable to noncontrolling interest	79,331	94,470
Changes in assets and liabilities
Other assets	(6,569)	44,968
Incentive management fee payable to general partners	-	(48,830)
Property management fees payable	(409)	(1,535)
Customer deposits and other liabilities	48,110	754
Net cash provided by operating activities	968,931	1,076,244
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	(2,478)	(36,624)
Net cash used in investing activities	(2,478)	(36,624)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(949,119)	(983,673)
Distributions paid to noncontrolling interest	(75,300)	(93,300)
Payments on capital lease obligations	-	-
Net cash used in financing activities	(1,024,419)	(1,076,973)
NET INCREASE IN CASH AND CASH EQUIVALENTS	57,966	(37,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	761,740	799,093
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 703,774	$ 761,740
SUPPLEMENTAL DISCLOSURE OF CASH
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due partners included in partners' equity	$ 232,523	$ 232,523

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. GENERAL

DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant) and limited partners owning 30,693 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 6, 1985, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2010 and 2009 is $67,784 and $44,973, respectively.

Noncontrolling Interest - In accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling interests in Consolidated Financial Statements"), the Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity in the consolidated financial statements. The net income allocated to noncontrolling interest for the year ended December 31, 2010 and 2009 was $79,331 and $94,470 respectively. Distributions were made to the noncontrolling interest in real estate joint venture during the years ended December 31, 2010 and 2009 in the amount of $75,300 and $93,301, respectively.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010 and 2009 were $218,433 and $140,783 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2010 or 2009.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Partnership had $254,909 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial insitutions utilized by the Partnership.

 Recent Accounting Pronouncements

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

In August 2010, the FASB issued ASU No. 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules ASU 2010-21." This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Partnership's, consolidated financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2010	2009
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,185,008	11,182,530
Rental trucks under capital leases	210,138	210,138
Total	14,124,936	14,122,458

Less accumulated depreciation	(11,360,554)	(11,342,339)

Property – net	$2,764,382	$2,780,119

Depreciation expense of $0 was recorded on the rental trucks under capital leases in 2010 and 2009.

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

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $129,190 and $138,667, respectively. Amounts payable to Dahn at December 31, 2010 and 2009, were $10,459 and $10,868, respectively.

7. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

In the preliminary submission to the Securities and Exchange commission, the General Partners solicited the consents of limited partners to an amendment of the Certificate and Agreement of Limited Partnership to reflect a proposed change in legal status of the General Partners. The change was to amend paragraph 6 of the Limited Partnership Agreement indicating that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant. There are 30,693 units available to vote and the General Partners received 15,589 votes or 51% voting in favor of the amendment. Ballots were reviewed and tabulated by the independent accounting firm of Goodrich, Baron & Goodyear, LLP and the results were certified on December 31, 2010.

8. SUBSEQUENT EVENTS

Events subsequent to December 31, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010

Gross Carrying Amount
Initial Cost				Costs at December 31, 2010
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Azusa, CA	1/86	$ 696,000	$ 2,095,965	$ 19,563	$ 696,000	$ 2,115,528	$ 2,811,528	($ 2,115,988)
Elgin, IL	3/86	376,000	1,424,577	18,445	376,000	1,443,022	1,819,022	(1,443,643)
Everett, WA	6/85	352,350	1,252,536	27,565	352,350	1,280,101	1,632,451	(1,278,766)
Monterey Park, CA	12/85	420,200	1,409,050	29,465	420,200	1,438,515	1,858,715	(1,428,809)
Romeoville, IL	5/86	298,740	2,180,802	70,450	298,740	2,251,252	2,549,992	(2,251,905)
Aurora, CO	9/85	586,500	2,521,560	135,030	586,500	2,656,590	3,243,090	(2,631,305)
		$2,729,790	$10,884,490	$300,518	$2,729,790	$11,185,008	$13,914,798	$(11,150,416)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2010 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2010 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2010 and 2009 were as follows:

			2010			2009
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO	4.60	Feb-85	87,693	6.44	60.8	88,218	6.96	69.3
Azusa, CA	2.94	Jun-86	64,422	7.71	62.6	64,422	9.01	71.0
Elgin, IL	4.99	Sep-86	49,927	4.28	50.0	48,647	4.56	52.8
Everett, WA	2.71	Nov-85	49,328	8.91	73.7	49,328	9.07	76.9
Monterey Park, CA	0.95	Aug-86	31,240	15.89	83.0	31,060	16.10	82.9
Romeoville, IL	3.96	Nov-86	68,020	5.93	61.6	68,020	6.11	65.0

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (which report includes the enclosed Consolidated Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2011

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

Date: March 31, 2011

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2011