Form 10-Q
period 2011-03-31
DSI REALTY INCOME FUND IX
filed 2011-05-17
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	March 31, 2011	December 31, 2010 (Audited)
ASSETS:
Cash & Equivalents	$ 659,541	$ 703,774
Property Net	2,760,759	2,764,382
Uncollected Rental Revenue	128,471	155,208
Prepaid Advertising	10,891	5,358
Other Assets	45,659	26,045
TOTAL	$ 3,605,321	$ 3,654,767
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	10,464	0
Property Management Fee Liability	10,517	10,459
Deferred Income	47,344	45,369
Accrued Expenses	44,427	39,873
Other Liabilities	94,417	96,804
Total Liabilities	$ 439,692	$ 425,028
PARTNERS' EQUITY:
General Partners	(107,792)	(107,091)
Limited Partners	3,072,588	3,141,971
Total Partners' Equity	$ 2,964,796	$ 3,034,880
Noncontrolling Interest in Real Estate Joint Venture	$ 200,833	$ 194,859
Total Equity	$ 3,165,629	$ 3,229,739
TOTAL	$ 3,605,321	$ 3,654,767
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX

(A California Real Estate Limited Partnership)

`
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
REVENUES:
Self-storage rental income	$ 580,825	$ 604,933
Ancillary operating revenue	45,387	47,801
Interest and other income	14	29
TOTAL	$ 626,226	$ 652,763
EXPENSES:
Depreciation	3,623	4,484
Operating	272,209	304,717
General and administrative	117,208	114,276
General partners' incentive management fee	20,927	10,464
Property management fee	32,746	32,321
TOTAL	$ 446,713	$ 466,262
NET INCOME	$ 179,513	$ 186,501
Less: Net income attributable to the non-controlling interest	(17,074)	(19,004)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 162,439	$ 167,497
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,624	1,674
Limited partners	160,815	165,823
TOTAL	$ 162,439	$ 167,497
Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP
PER LIMITED PARTNERSHIP UNIT	$ 5.24	$ 5.40
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX

(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE AT DECEMBER 31, 2010 (Audited)	$(107,091)	$ 3,141,971	$ 194,859	$ 3,229,739
Net Income Allocation	1,624	160,815	17,074	179,513
Distributions	(2,325)	(230,198)	(11,100)	(243,623)
BALANCE AT MARCH 31, 2011	$ (107,792)	$ 3,072,588	$ 200,833	$ 3,165,629
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX

(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$162,439	$ 167,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,623	4,484
Net income attributable to the non-controlling interest	17,074	19,004
Changes in assets and liabilities:
Other assets	1,590	12,835
Incentive management fee payable to General Partners	10,464	0
Property management fees payable	58	(341)
Customer deposits and other liabilities	4,142	43,654
Net cash provided by operating activities	199,390	247,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(232,523)	(232,523)
Distributions paid to non-controlling interest	(11,100)	(18,600)
Net cash used in financing activities	(243,623)	(251,123)
NET DECREASE IN CASH AND EQUIVALENTS	$(44,233)	$(3,990)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	703,774	761,740
CASH AND EQUIVALENTS AT END OF PERIOD	$ 659,541	$ 757,750
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due to partners included in partners' equity	$ 232,523	$ 232,523
The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements

DSI REALTY INCOME FUND IX

(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. GENERAL

DSI Realty Income Fund IX (the "Partnership"), a limited partnership, has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the three months ended March 31, 2011 and 2010 in the amount of $17,074 and $19,004. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules ASU 2010-21." This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Partnership's financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2011, were as follows:

	March 31, 2011	December 31, 2010
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,185,008	11,185,008
Rental trucks under capital leases	210,138	210,138
Total	14,124,936	14,124,936
Less accumulated depreciation	(11,364,177)	(11,360,554)
Property – net	$ 2,760,759	$ 2,764,382

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,746 and $32,321 for the three month periods ended March 31, 2011 and 2010, respectively. Amounts payable to Dahn at March 31, 2011 and December 31, 2010 were $10,517 and $10,459, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2011, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended March 31, 2011 and 2010, revenues decreased 4.1% to $626,226 from $652,763 and total expenses decreased 4.2% to $446,713 from $466,262 resulting in a decrease in net income of 3.0% to $162,439 from $167,497. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 61.8% for the three-month period ended March 31, 2011, compared to 70.0% for the same period in 2010. Operating expenses decreased $32,508 or 10.7% primarily due to a decrease in advertising, repair and maintenance and salary and wages expenses. General and administrative expenses increased $2,932 or 2.6% primarily as a result of an increase in administration expenses.

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

By: /s/ ROBERT J. CONWAY

Dated: May 16, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: May 16, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: May 16, 2011

RICHARD P. CONWAY, Senior Vice President
(Chief Financial Officer)

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

May 16, 2011

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

May 16, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011