Form 10-Q
period 2011-06-30
DSI REALTY INCOME FUND IX
filed 2011-08-22
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Statement - Consolidated Balance Sheets (Unaudited) (USD $)
	June 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$ 485,998	$ 703,774
Property Net	2,842,004	2,764,382
Uncollected Rental Revenue	94,979	155,208
Prepaid Advertising	10,657	5,358
Other Assets	71,072	26,045
TOTAL	$ 3,504,710	$ 3,654,767
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 232,523	$ 232,523
Incentive Management Fee Liability	15,695	0
Property Management Fee Liability	10,681	10,459
Deferred Income	44,827	45,369
Accrued Expenses	37,325	39,873
Other Liabilities	79,036	96,804
Total Liabilities	420,087	425,028
PARTNERS' EQUITY:
General Partners	(108,615)	(107,091)
Limited Partners	2,991,131	3,141,971
Total Partners' Equity	2,882,516	3,034,880
Noncontrolling Interest in Real Estate Joint Venture	202,107	194,859
Total Equity	3,084,623	3,229,739
TOTAL	$ 3,504,710	$ 3,654,767

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Statement - Consolidated Statements of Income (Unaudited) (USD $)	3 Months Ended		6 Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Self-storage rental income	$ 569,193	$ 609,715	$ 1,150,018	$ 1,214,648
Ancillary operating revenue	46,830	42,332	92,217	90,133
Interest and other income	14	28	28	57
TOTAL	616,037	652,075	1,242,263	1,304,838
EXPENSES:
Depreciation	7,640	4,534	11,263	9,018
Operating	302,526	316,407	574,735	621,124
General and administrative	75,527	72,913	192,735	187,189
General partners' incentive management fee	20,927	31,390	41,854	41,854
Property management fee	30,580	32,057	63,326	64,378
TOTAL	437,200	457,301	883,913	923,563
NET INCOME	$ 178,837	$ 194,774	$ 358,350	$ 381,275
LESS: net income attributable to the non-controlling interest	(12,974)	(15,447)	(30,048)	(34,451)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	165,863	179,327	328,302	346,824
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,659	1,793	3,283	3,468
Limited partners	164,204	177,534	325,019	343,356
TOTAL	$ 165,863	$ 179,327	$ 328,302	$ 346,824

Weighted average limited partnership units outstanding	30,693	30,693	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 5.35	$ 5.78	$ 10.59	$ 11.19

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Statement - Consolidated Statements of Partners' Equity (Deficit) (Unaudited) (USD $)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2010 (Audited)	$ (107,091)	$ 3,141,971	$ 194,859	$ 3,229,739
Net Income Allocation	3,283	325,019	30,048	358,350
Distributions	(4,807)	(475,859)	(22,800)	(503,466)
BALANCE, June 30, 2011	$ (108,615)	$ 2,991,131	$ 202,107	$ 3,084,623

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Statement - Consolidated Statements of Cash Flows (Unaudited) (USD $)	6 Months Ended	6 Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 328,302	$ 346,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,263	9,018
Net Income attributable to non-controlling interests	30,048	34,451
Changes in assets and liabilities:
Other assets	9,903	(15,638)
Incentive management fee payable to General Partners	15,695	0
Property management fees payable	222	73
Customer deposits and other liabilities	(20,858)	(687)
Net cash provided by operating activities	374,575	374,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(88,885)	0
Net cash used in investing activities	(88,885)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(480,666)	(484,073)
Distributions paid to non-controlling interests	(22,800)	(27,900)
Net cash used in financing activities	(503,466)	(511,973)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(217,776)	(137,932)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	703,774	761,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 485,998	$ 623,808
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 0	$ 0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 232,523	$ 232,523

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1. GENERAL

DSI Realty Income Fund IX (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated March 6, 1985. The General Partners are DSI Properties, Inc., a California corporation and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, two of the initial General Partners of Registrant. DSI Properties, Inc. is an affiliate of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold thirty thousand six hundred ninety-three (30,693) units of limited partnership interests aggregating Fifteen Million Three Hundred Forty-Six Thousand Five Hundred Dollars ($15,346,500). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the six months ended June 30, 2011 and 2010 in the amount of $30,048 and $34,451. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

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

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. The Partnership considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,273,893	11,185,008
Rental trucks under capital leases	210,138	210,138
Total	14,213,821	14,124,936
Less accumulated depreciation	(11,371,817)	(11,360,554)
Property, net	$ 2,842,004	$ 2,764,382

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $63,326 and $64,378 for the six month periods ended June 30, 2011 and 2010, respectively. Amounts payable to Dahn at June 30, 2011 and December 31, 2010 were $10,681 and $10,459, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2011, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended June 30, 2011 and 2010, revenues decreased 5.5% to $616,037 from $652,075 and total expenses decreased 4.4% to $437,200 from $457,301 resulting in a decrease in net income of 8.2% to $178,837 from $194,774. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 62.6% for the three-month period ended June 30, 2011, compared to 65.4% for the same period in 2010. Operating expenses decreased $13,881 or 4.4% primarily due to decreases in advertising and salary and wages expenses partially offset by increases in merchandise for resale expenses. General and administrative expenses increased $2,614 or 3.6% primarily as a result of an increase in legal and professional expenses partially offset by decreases in office supplies and credit card fees expenses.

For the six-month periods ended June 30, 2011 and 2010, revenues decreased 4.8% to $1,242,263 from $1,304,838 and total expenses decreased 4.3% to $883,913 from $923,563, resulting in a decrease in net income of 6.0% to $358,350 from $381,275. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 62.2% for the six-month period ended June 30, 2011, compared to 65.9% for the same period in 2010. Operating expenses decreased $46,389 or 7.5% primarily due to decreases in advertising, ground maintenance, repair and maintenance, salary and wages, workers compensation insurance, employee promotional expense and health insurance. General and administrative expenses increased $5,546 or 3.0% primarily as a result of an increase in legal and professional and office supplies expenses partially offset by decreases in travel and credit card fee expenses.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
          by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 22, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: August 22, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: August 22, 2011

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
August 22, 2011

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
August 22, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 22, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 22, 2011