Form 10-Q
period 2011-09-30
DSI REALTY INCOME FUND IX
filed 2011-11-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Balance Sheets (Unaudited)
	September 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & equivalents	$460,444	$703,774
Property, net	2,849,079	2,764,382
Uncollected rental revenue	100,368	155,208
Prepaid advertising	9,317	5,358
Other assets	62,504	26,045
TOTAL	$3,481,712	$3,654,767
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,765	$232,523
Incentive management fee payable	6,974	—
Property management fee payable	10,997	10,459
Deferred income	46,548	45,369
Accrued expenses	34,848	39,873
Other liabilities	79,303	96,804
Total Liabilities	372,435	425,028
PARTNERS' EQUITY:
General partners	(108,329)	(107,091)
Limited partners	3,019,417	3,141,971
Total Partners' Equity	2,911,088	3,034,880
Noncontrolling interest in real estate joint venture	198,189	194,859
Total Equity	3,109,277	3,229,739
TOTAL	$3,481,712	$3,654,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
Self-storage rental income	$617,578	$600,531	$1,767,596	$1,815,179
Ancillary operating revenue	50,514	43,484	142,731	133,617
Interest and other income	14	17	42	74
TOTAL	668,106	644,032	1,910,369	1,948,870
EXPENSES:
Depreciation	9,016	4,584	20,279	13,602
Operating	289,406	282,151	864,141	903,275
General and administrative	78,572	56,505	271,307	243,694
General partners' incentive management fee	17,439	20,927	59,293	62,781
Property management fee	31,254	32,989	94,580	97,367
TOTAL	425,687	397,156	1,309,600	1,320,719
NET INCOME	$242,419	$246,876	$600,769	$628,151
LESS: net income attributable to the non-controlling interest	(20,082)	(18,873)	(50,130)	(53,324)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	222,337	228,003	550,639	574,827
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,223	2,280	5,506	5,748
Limited partners	220,114	225,723	545,133	569,079
TOTAL	$222,337	$228,003	$550,639	$574,827

Weighted average limited partnership units outstanding	30,693	30,693	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 7.17	$ 7.35	$ 17.76	$ 18.54

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2010 (Audited)	$(107,091)	$3,141,971	$194,859	$3,229,739
Net Income Allocation	5,506	545,133	50,130	600,769
Distributions	(6,744)	(667,687)	(46,800)	(721,231)
BALANCE, September 30, 2011	$(108,329)	$3,019,417	$198,189	$3,109,277

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$550,639	$574,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,279	13,602
Net Income attributable to non-controlling interests	50,130	53,324
Changes in assets and liabilities:
Other assets	14,422	(18,735)
Incentive management fee payable to General Partners	6,974	13,952
Property management fees payable	538	(515)
Customer deposits and other liabilities	(21,347)	3,426
Net cash provided by operating activities	621,635	639,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(104,976)	0
Net cash used in investing activities	(104,976)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(713,189)	(716,596)
Distributions paid to non-controlling interests	(46,800)	(49,500)
Net cash used in financing activities	(759,989)	(766,096)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(243,330)	(126,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	703,774	761,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$460,444	$635,525
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$193,765	$232,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

1. GENERAL

DSI Realty Income Fund IX (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated March 6, 1985. The General Partners are DSI Properties, Inc., a California corporation and RJC Capital Management, LLC (“RJC”) and JWC Capital Management, LLC (“JWC”).

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the nine months ended September 30, 2011 and 2010 in the amount of $50,130 and $53,324. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,289,984	11,185,008
Rental trucks under capital leases	210,138	210,138
Total	14,229,912	14,124,936
Less accumulated depreciation	(11,380,833)	(11,360,554)
Property, net	$ 2,849,079	$ 2,764,382

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $94,580 and $97,367 for the nine month periods ended September 30, 2011 and 2010, respectively. Amounts payable to Dahn at September 30, 2011 and December 31, 2010 were $10,997 and $10,459, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2011 were $14,847.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2011, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

IMAGE OMITTEDFor the three-month periods ended September 30, 2011 and 2010, revenues increased 3.7% to $668,106 from $644,032 and total expenses increased 7.2% to $425,687 from $397,156 resulting in a decrease in net income of 1.8% to $242,419 from $246,876. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 63.0% for the three-month period ended September 30, 2011, compared to 66.3% for the same period in 2010. Operating expenses increased $7,255 or 2.6% primarily due to increases in advertising and salary and wages expenses partially offset by increases in merchandise for resale expenses. General and administrative expenses increased $22,067 or 39.1% primarily as a result of an increase in legal and professional expenses partially offset by decreases in office supplies and credit card fees expenses.

For the nine-month periods ended September 30, 2011 and 2010, revenues decreased 2.0% to $1,910,369 from $1,948,870 and total expenses decreased 0.8% to $1,309,600 from $1,320,719, resulting in a decrease in net income of 4.4% to $600,769 from $628,151. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 62.5% for the nine-month period ended September 30, 2011, compared to 66.6% for the same period in 2010. Operating expenses decreased $39,134 or 4.3% primarily due to decreases in advertising, ground maintenance, salary and wages, workers compensation insurance and health insurance. General and administrative expenses increased $27,613 or 11.3% primarily as a result of an increase in legal and professional and office supplies expenses partially offset by decreases in travel and credit card fee expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
         by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2011

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)

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
November 14, 2011

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

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011