Form 10-K
period 2011-12-31
DSI REALTY INCOME FUND IX
filed 2012-04-16
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective average occupancies and revenue per square foot.

			2011			2010
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	87,423	6.19	56.8	87,693	6.44	60.8
Azusa, CA	2.94	Jun-86	64,422	8.02	59.5	64,422	7.71	62.6
Elgin, IL	4.99	Sep-86	49,927	4.17	45.4	49,927	4.28	50.0
Everett, WA	2.71	Nov-85	49,328	8.16	68.9	49,328	8.91	73.7
Monterey Park, CA	0.95	Aug-86	31,240	15.32	82.9	31,240	15.89	83.0
Romeoville, IL	3.96	Nov-86	68,012	6.18	61.5	68,020	5.93	61.6

(1) The Partnership has a 70% fee interest in this facility. DSI Realty Income Fund VIII, a California Limited Partnership (an affiliated Partnership) owns a 30% fee interest in this facility.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Approximate Number of Security Holders

As of December 31, 2011, there were approximately 1,082 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011 and $7.65 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2010. It is the Partnership’s expectation that distributions will continue to be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Partnership is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners.

Critical Accounting Policies

Revenue recognition - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

Total revenues decreased from $2,637,469 in 2010 to $2,567,280 in 2011, while total expenses decreased from $1,727,885 to $1,726,499 and net income attributable to the non-controlling interest decreased from $79,331 to $67,315. As a result, net income attributable to the Partnership decreased from $830,253 to $773,466. Rental revenues decreased primarily as a result of decreased occupancy rates and merchandise sales, and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 62.5% for the year 2011 and 65.3% for 2010. The $34,267 (2.9%) decrease in operating expenses was due primarily to decreases in advertising, salary and wages expenses; partially offset by increases in real estate taxes, maintenance and repairs, office supplies and employee promotional expenses. General and administrative expenses increased $40,172 (12.6%) primarily due to increases in legal and professional, and administrative expenses; partially offset by decreased travel expenses. General Partners’ incentive management fees, which are based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased by $89,912 (9.3%) in 2011 compared to 2010 primarily due to decreases in net income.

Cash used in investing activities consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. Investing activities in 2011 consisted largely of the capitalization of a roof replacement at the Monterey Park facility. No significant investing activity occurred in 2010. The Partnership currently has no other material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2011 and 2010.

Current economic conditions have shown some areas of recovery but vary for each property and by region. The soft recovery has shown some stabilization but has yet to demonstrate consistency. We are optimistic that positive momentum will build throughout 2012 and that a “double-dip” recession is unlikely. Lingering high unemployment rates are still affecting people’s discretionary income and their ability to afford storage.

Real estate and credit markets have shown signs of improvement. We anticipate that as financial markets continue to stabilize and as the economy begins to grow again, occupancies and income should rebound steadily.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the year ended December 31, 2011 was as follows:

	2011 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	626,226	616,037	668,106	656,911
Net income	162,439	165,863	222,337	222,827
Net income per limited partnership unit
	$ 5.24	$ 5.35	$ 7.17	$ 7.19
Weighted average number of limited partnership units outstanding
	30,693	30,693	30,693	30,693

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm……………………………………………………………………….F-1

Consolidated Balance Sheets as of December 31, 2011 and 2010………………………………………………………………..F-2

Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010………………………………………..F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2011 and 2010……….F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010…………………………………...F-5

Notes to Consolidated Financial Statements………………………………………………………………………………..………F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2011……………………………………………F-9

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2011, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the officers of DSI Properties, Inc., a General Partner of the Partnership, as well as RJC Capital Management, LLC and JWC Capital Management, LLC. The General Partners have principal responsibility for the Partnership’s affairs.

DSI Properties, Inc.

Robert J. Conway, 77, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 89, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 44, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

RJC Capital Management, LLC and JWC Capital Management, LLC.

The two LLCs (descriptions above) are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant.

On September 12, 2011, Joseph W. Conway, one of the original founders of DSI Properties, Inc. passed away after more than 40 years of service to the company. His legacy and contributions cannot be overestimated, however, his imprint will continue to serve the companies which he helped to create. He will be fondly remembered and sorely missed by all of us at the DSI family of companies.

Joseph’s son, Thomas J. Conway, is currently the executor of his estate, and the controlling member of JWC Capital Management, LLC.

As the Partnership itself has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2011 or 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2011 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	1,321 - Direct	4.3%
Limited Partnership Interest	Joseph W. Stok	54 – Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2011, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2011 an aggregate of $7,735 was allocated to the General Partners, and during 2010 an aggregate of $8,303 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2011 or 2010, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash distributed to the limited partners. During 2011 the Partnership paid the General Partners an incentive management fee of $78,476, and during 2010 the Partnership paid the General Partners an incentive management fee of $83,708.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2011 and 2010 the Partnership paid Dahn management fees of $126,039 and $129,190, respectively. Amounts payable to Dahn at December 31, 2011 and 2010, were $10,208 and $10,459, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2011 were $40,000 and for 2010 were $39,700.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2011 and 2010.

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
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: April 16, 2012

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: April 16, 2012

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND IX,

a California Limited Partnership
by: DSI Properties, Inc., a California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY

Dated: April 16, 2012

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: April 16, 2012

                                                            RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

ITEM 15(1)

2011 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Consolidated Financial Statements for its fiscal year ended December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund IX:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2011. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

April 16, 2012

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2011	2010
ASSETS
Cash and cash equivalents	$ 537,223	$ 703,774
Property, net (Note 3)	2,853,141	2,764,382
Uncollected rental revenue	159,428	155,208
Prepaid advertising	5,514	5,358
Other assets	26,045	26,045
TOTAL ASSETS	$ 3,581,351	$ 3,654,767

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 193,769	$ 232,523
Incentive management fee payable to general partners (Note 4)	17,439	-
Deferred income	41,192	45,369
Accrued expenses	38,287	39,873
Property management fees payable (Note 6)	10,208	10,459
Customer deposits and other liabilities	147,440	96,804
Total liabilities	448,335	425,028

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(108,038)	(107,091)
Limited partners	3,048,180	3,141,971
Total Partners' Equity	2,940,142	3,034,880
Noncontrolling interest in real estate joint venture	192,874	194,859
Total Equity	3,133,016	3,229,739
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 3,581,351	$ 3,654,767

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2011	2010
REVENUES
Self-storage rental income	2,378,997	2,438,054
Ancillary operating revenue	188,228	176,511
Interest and other income	55	22,904
Total revenues	2,567,280	2,637,469

EXPENSES
Depreciation	19,307	18,215
Operating	1,143,755	1,178,022
General and administrative	358,922	318,750
General partners' incentive management fee (Note 4)	78,476	83,708
Property management fee (Note 6)	126,039	129,190
Total expenses	1,726,499	1,727,885

NET INCOME	840,781	909,584
Less: Net income attributable to the noncontrolling interest	(67,315)	(79,331)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$773,466	$830,253

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	7,735	8,303
Limited partners	765,731	821,950
TOTAL	$773,466	$ 830,253

Number of limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 24.95	$ 26.78

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2009	$(105,903)	$3,259,649	$190,828	$3,344,574
Net income allocation	8,303	821,950	79,331	909,584
Distributions	(9,491)	(939,628)	(75,300)	(1,024,419)
BALANCE DECEMBER 31, 2010	$(107,091)	$3,141,971	$194,859	$3,229,739
Net income allocation	7,735	765,731	67,315	840,781
Distributions	(8,682)	(859,522)	(69,300)	(937,504)
BALANCE DECEMBER 31, 2011	$(108,038)	$ 3,048,180	$192,874	$ 3,133,016

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 773,466	$ 830,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	19,307	18,215
Net income attributable to noncontrolling interest	67,315	79,331
Changes in assets and liabilities
Other assets	(4,376)	(6,569)
Incentive management fee payable to general partners	17,439	-
Property management fees payable	(251)	(409)
Customer deposits and other liabilities	6,119	48,110
Net cash provided by operating activities	879,019	968,931

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	(108,066)	(2,478)
Net cash used in investing activities	(108,066)	(2,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(868,204)	(949,119)
Distributions paid to noncontrolling interest	(69,300)	(75,300)
Net cash used in financing activities	(937,504)	(1,024,419)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(166,651)	(57,966)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	703,774	761,740
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 537,223	$ 703,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 193,769	$ 232,523

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. GENERAL

DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc., RJC Capital Management, LLC and JWC Capital Management, LLC). The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on March 6, 1985, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2011 and 2010 were $39,856 and $38,802, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2010 is $67,784. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements.

Noncontrolling Interest - In accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"), the Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity in the consolidated financial statements. The net income allocated to noncontrolling interest for the year ended December 31, 2011 and 2010 was $67,315 and $79,331 respectively. Distributions were made to the noncontrolling interest in real estate joint venture during the years ended December 31, 2011 and 2010 in the amount of $69,300 and $75,300, respectively.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2010 were $167,098 and $218,433 respectively.

Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2011 or 2010.

Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, uncollected revenue, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments. The carrying value of the capital lease obligations approximates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenue. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2011, the Partnership had $20,110 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for fiscal years beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

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

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2011	2010
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,293,074	11,185,008
Rental trucks	210,138	210,138
Total	14,233,002	14,124,936

Less accumulated depreciation	(11,379,861)	(11,360,554)

Property – net	$ 2,853,141	$ 2,764,382

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

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $126,039 and $129,190, respectively. Amounts payable to Dahn at December 31, 2011 and 2010, were $10,208 and $10,459, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2011 were $29,694.

7. SUBSEQUENT EVENTS

Events subsequent to December 31, 2011 have been evaluated through the date these consolidated financial statements were issued, to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2011

Gross Carrying Amount
Initial Cost				Costs at December 31, 2011
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Azusa, CA	1/86	$ 696,000	$ 2,095,965	$ 19,563	$ 696,000	$ 2,115,528	$ 2,811,528	($ 2,115,528)
Elgin, IL	3/86	376,000	1,424,577	18,445	376,000	1,443,022	1,819,022	(1,443,021)
Everett, WA	6/85	352,350	1,252,536	27,565	352,350	1,280,101	1,632,451	(1,278,160)
Monterey Park, CA	12/85	420,200	1,409,050	118,350	420,200	1,527,400	1,947,600	(1,437,016)
Romeoville, IL	5/86	298,740	2,180,802	89,631	298,740	2,270,433	2,569,173	(2,252,575)
Aurora, CO	9/85	586,500	2,521,560	135,030	586,500	2,656,590	3,243,090	(2,643,423)
		$2,729,790	$10,884,490	$408,584	$2,729,790	$11,293,074	$14,022,864	$(11,169,723)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2011 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2011 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2011 and 2010 were as follows:

			2011			2010
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	87,423	6.19	56.8	87,693	6.44	60.8
Azusa, CA	2.94	Jun-86	64,422	8.02	59.5	64,422	7.71	62.6
Elgin, IL	4.99	Sep-86	49,927	4.17	45.4	49,927	4.28	50.0
Everett, WA	2.71	Nov-85	49,328	8.16	68.9	49,328	8.91	73.7
Monterey Park, CA	0.95	Aug-86	31,240	15.32	82.9	31,240	15.89	83.0
Romeoville, IL	3.96	Nov-86	68,012	6.18	61.5	68,020	5.93	61.6

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (which report includes the enclosed Consolidated Financial Statements), we will forward a copy of the report to you upon written request.

Very truly yours,

DSI REALTY INCOME FUND IX
By: DSI Properties, Inc.

By__/s/ ROBERT J. CONWAY
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

Date: April 16, 2012

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

Date: April 16, 2012

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 16, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

April 16, 2012