Form 10-Q
period 2012-03-31
DSI REALTY INCOME FUND IX
filed 2012-05-15
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Balance Sheets (Unaudited)
	March 31, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & equivalents	$531,521	$537,223
Property, net	2,839,872	2,853,141
Uncollected rental revenue	100,094	159,428
Prepaid advertising	10,327	5,514
Other assets	46,430	26,045
TOTAL	$3,528,244	$3,581,351
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,769	$193,769
Incentive management fee payable	27,031	17,439
Property management fee payable	10,680	10,208
Deferred income	41,917	41,192
Accrued expenses	22,948	38,287
Other liabilities	120,192	147,440
Total Liabilities	416,537	448,335
PARTNERS' EQUITY:
General partners	(108,264)	(108,038)
Limited partners	3,025,873	3,048,180
Total Partners' Equity	2,917,606	2,940,142
Noncontrolling interest in real estate joint venture	194,101	192,874
Total Equity	3,111,707	3,133,016
TOTAL	$3,528,244	$3,581,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31, 2012	March 31, 2011

REVENUES:
Self-storage rental income	$551,476	$580,825
Ancillary operating revenue	55,964	45,387
Interest and other income	9	14
TOTAL	607,449	626,226
EXPENSES:
Depreciation	13,269	3,623
Operating	263,130	272,209
General and administrative	94,877	117,208
General partners' incentive management fee	17,439	20,927
Property management fee	33,375	32,746
TOTAL	422,090	446,713
NET INCOME	$185,359	$179,513
LESS: net income attributable to the non-controlling interest	(14,127)	(17,074)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	171,232	162,439
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,712	1,624
Limited partners	169,520	160,815
TOTAL	$171,232	$162,439

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$5.52	$5.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2011 (Audited)	$(108,038)	$3,048,180	$192,874	$3,133,016
Net Income Allocation	1,712	169,520	14,127	185,359
Distributions	(1,938)	(191,830)	(12,900)	(206,668)
BALANCE, March 31, 2012	$(108,264)	$3,025,873	$194,101	$3,111,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$171,232	$162,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,269	3,623
Net Income attributable to non-controlling interests	14,127	17,074
Changes in assets and liabilities:
Other assets	34,136	1,590
Incentive management fee payable to General Partners	9,592	10,464
Property management fees payable	472	58
Customer deposits and other liabilities	(41,862)	4,142
Net cash provided by operating activities	200,966	199,390
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(193,768)	(232,523)
Distributions paid to non-controlling interests	(12,900)	(11,100)
Net cash used in financing activities	(206,668)	(243,623)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,702)	(44,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	537,223	703,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$531,521	$659,541
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$193,769	$232,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the three-month period ended March 31, 2012 and 2011 in the amount of $14,127 and $17,074. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2011.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the standard update does not have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,289,984	11,185,008
Rental trucks under capital leases	210,138	210,138
Total	14,233,002	14,233,002
Less accumulated depreciation	(11,393,130)	(11,379,861)
Property, net	$2,839,872	$2,853,141

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,375 and $32,746 for the three month periods ended March 31, 2012 and 2011, respectively. Amounts payable to Dahn at March 31, 2012 and December 31, 2011 were $10,680 and $10,208, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2012 were $14,847.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2012, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended March 31, 2012 and 2011, revenues decreased 3.0% to $607,449 from $626,226 and total expenses decreased 5.5% to $422,090 from $446,713 resulting in a increase in net income of 5.4% to $171,232 from $162,439. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 62.7% for the three-month period ended March 31, 2012, compared to 61.8% for the same period in 2011. Operating expenses decreased $9,079 or 3.3% primarily due to decreases in repair and maintenance, and salary and wages expenses, partially offset by an increase in promotional advertising expense. General and administrative expenses decreased $22,331 or 19.1% primarily as a result of decreases in legal and professional and credit card fee expenses, partially offset by increases in postage and administration expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
         by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 15, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 15, 2012

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
May 15, 2012

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
May 15, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2012