Form 10-Q
period 2012-06-30
DSI REALTY INCOME FUND IX
filed 2012-08-20
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Balance Sheets (Unaudited)
	June 30, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & equivalents	$345,748	$537,223
Property, net	2,833,957	2,853,141
Uncollected rental revenue	110,782	159,428
Prepaid advertising	11,955	5,514
Other assets	71,385	26,045
TOTAL	$3,373,827	$3,581,351
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,769	$193,769
Incentive management fee payable	10,287	17,439
Property management fee payable	11,629	10,208
Deferred income	48,039	41,192
Accrued expenses	25,679	38,287
Other liabilities	26,432	147,440
Total Liabilities	315,835	448,335
PARTNERS' EQUITY:
General partners	(108,875)	(108,038)
Limited partners	2,965,453	3,048,180
Total Partners' Equity	2,856,578	2,940,142
Noncontrolling interest in real estate joint venture	201,414	192,874
Total Equity	3,057,992	3,133,016
TOTAL	$3,373,827	$3,581,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Income (Unaudited)	Three Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$601,779	$569,193
Ancillary operating revenue	51,228	46,830
Interest and other income	0	14
TOTAL	653,007	616,037
EXPENSES:
Depreciation	5,915	7,640
Operating	328,951	302,526
General and administrative	95,142	75,527
General partners' incentive management fee	19,007	20,927
Property management fee	33,288	30,580
TOTAL	482,303	437,200
NET INCOME	$170,704	$178,837
LESS: net income attributable to the non-controlling interest	(22,013)	(12,974)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	148,691	165,863
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,487	1,659
Limited partners	147,204	164,204
TOTAL	$148,691	$165,863

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$4.80	$5.35

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Income (Unaudited)	Six Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$1,153,255	$1,150,018
Ancillary operating revenue	107,192	92,217
Interest and other income	9	28
TOTAL	1,260,456	1,242,263
EXPENSES:
Depreciation	19,184	11,263
Operating	592,081	574,735
General and administrative	190,018	192,735
General partners' incentive management fee	36,446	41,854
Property management fee	66,663	63,326
TOTAL	904,392	883,913
NET INCOME	$356,064	$358,350
LESS: net income attributable to the non-controlling interest	(36,140)	(30,048)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	319,924	328,302
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	3,199	3,283
Limited partners	316,725	325,019
TOTAL	$319,924	$328,302

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$10.32	$10.59

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2011 (Audited)	$(108,038)	$3,048,180	$192,874	$3,133,016
Net Income Allocation	3,199	316,725	36,140	356,064
Distributions	(4,036)	(399,452)	(27,600)	(431,088)
BALANCE, June 30, 2012	$(108,875)	$2,965,453	$201,414	$3,057,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$319,924	$328,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,184	11,263
Net income attributable to non-controlling interests	36,140	30,048
Changes in assets and liabilities:
Other assets	(3,135)	9,903
Incentive management fee payable to General Partners	(7,152)	15,695
Property management fees payable	1,421	222
Customer deposits and other liabilities	(126,770)	(20,858)
Net cash provided by operating activities	239,612	374,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	(88,885)
Net cash used in investing activities	0	(88,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(403,487)	(480,666)
Distributions paid to non-controlling interests	(27,600)	(22,800)
Net cash used in financing activities	(431,087)	(503,466)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(191,475)	(217,776)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	537,223	703,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,748	$485,998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$193,769	$232,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the six-month period ended June 30, 2012 and 2011 in the amount of $36,140 and $30,048. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,293,074	11,293,074
Rental trucks under capital leases	210,138	210,138
Total	14,233,002	14,233,002
Less accumulated depreciation	(11,399,045)	(11,379,861)
Property, net	$2,833,957	$2,853,141

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $66,663 and $63,326 for the six month periods ended June 30, 2012 and 2011, respectively. Amounts payable to Dahn at June 30, 2012 and December 31, 2011 were $11,629 and $10,208, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2012 were $29,694.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2012, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended June 30, 2012 and 2011, revenues increased 6.0% to $653,007 from $616,037 and total expenses increased 10.3% to $482,303 from $437,200 resulting in a decrease in net income of 4.5% to $170,704from $178,837. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 63.1% for the three-month period ended June 30, 2012, compared to 64.2% for the same period in 2011. Operating expenses increased $26,425or 8.7% primarily due to increases in repair and maintenance, and fire and liability insurance expense. General and administrative expenses increased $19,615 or 26.0% primarily as a result of increases in legal and professional expenses.

For the six-month periods ended June 30, 2012 and 2011, revenues increased 1.5% to $1,260,456 from $1,242,263 and total expenses increased 2.3% to $904,392 from $883,913 resulting in a decrease in net income of 0.6% to $356,064from $358,350. Rental revenues increased primarily as a result of increases in late fees collected. Occupancy levels for the Partnership's mini-storage facilities averaged 63.1% for the six-month period ended June 30, 2012, compared to 63.6% for the same period in 2011. Operating expenses increased $17,346 or 3.0% primarily due to increases in repair and maintenance, fire and liability insurance expense and employee promotional expenses; partially offset by decreases in promotional advertising. General and administrative expenses decreased $2,717 or 1.4% primarily as a result of a decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
         by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2012

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
August 20, 2012

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
August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 20, 2012