Form 10-Q
period 2012-09-30
DSI REALTY INCOME FUND IX
filed 2012-11-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)
ASSETS:
Cash & equivalents	$394,742	$537,223
Property, net	2,827,978	2,853,141
Uncollected rental revenue	123,389	159,428
Prepaid advertising	38,760	5,514
Other assets	26,046	26,045
TOTAL ASSETS	$3,410,915	$3,581,351
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,769	$193,769
Incentive management fee payable	17,440	17,439
Property management fee payable	10,375	10,208
Deferred income	52,381	41,192
Accrued expenses	30,221	38,287
Other liabilities	43,827	147,440
Total Liabilities	348,013	448,335
PARTNERS' EQUITY:
General partners	(108,771)	(108,038)
Limited partners	2,975,678	3,048,180
Total Partners' Equity	2,866,907	2,940,142
Non-controlling interest in real estate joint venture	195,995	192,874
Total Equity	3,062,902	3,133,016
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$3,410,915	$3,581,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES:
Self-storage rental income	$614,458	$617,578	$1,767,713	$1,767,596
Ancillary operating revenue	52,515	50,514	159,707	142,731
Interest and other income	-	14	9	42
TOTAL	666,973	668,106	1,927,429	1,910,369
EXPENSES:
Depreciation	5,979	9,016	25,163	20,279
Operating	296,405	289,406	892,386	864,141
General and administrative	90,465	78,572	276,583	271,307
General partners' incentive management fee	15,872	17,439	52,318	59,293
Property management fee	30,773	31,254	97,436	94,580
TOTAL	439,494	425,687	1,343,886	1,309,600
NET INCOME	$227,479	$242,419	$583,543	$600,769
Less: net income attributable to the non-controlling interest	(23,381)	(20,082)	(59,521)	(50,130)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	204,098	222,337	524,022	550,639

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,041	2,223	5,240	5,506
Limited partners	202,057	220,114	518,782	545,133
TOTAL	$204,098	$222,337	$524,022	$550,639

Weighted average limited partnership units outstanding	30,693	30,693	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$6.58	$7.17	$16.90	$17.76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2011 (Audited)	$(108,038)	$3,048,180	$192,874	$3,133,016
Net Income Allocation	5,240	518,782	59,521	583,543
Distributions	(5,973)	(591,284)	(56,400)	(653,657)
BALANCE, September 30, 2012	$(108,771)	$2,975,678	$195,995	$3,062,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$524,022	$550,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,163	20,279
Net income attributable to non-controlling interests	59,521	50,130
Changes in assets and liabilities:
Other assets	2,792	14,422
Incentive management fee payable to General Partners	-	6,974
Property management fees payable	167	538
Customer deposits and other liabilities	(100,489)	(21,347)
Net cash provided by operating activities	511,176	621,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	(104,976)
Net cash used in investing activities	-	(104,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(597,257)	(713,189)
Distributions paid to non-controlling interests	(56,400)	(46,800)
Net cash used in financing activities	(653,657)	(759,999)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(142,481)	(243,330)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	537,223	703,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394,742	$460,444
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$193,769	$193,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the nine-month period ended September 30, 2012 and 2011 in the amount of $59,521 and $50,130. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s financial statements.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,293,074	11,293,074
Rental trucks under capital leases	210,138	210,138
Total	14,233,002	14,233,002
Less accumulated depreciation	(11,405,024)	(11,379,861)
Property, net	$2,827,978	$2,853,141

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $97,436 and $94,580 for the nine month periods ended September 30, 2012 and 2011, respectively. Amounts payable to Dahn at September 30, 2012 and December 31, 2011 were $10,375 and $10,208, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2012 were $44,541.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended September 30, 2012 and 2011, revenues decreased 0.2% to $666,973 from $668,106 and total expenses increased 3.2% to $439,494 from $425,687 resulting in a decrease in net income of 6.2% to $227,479 from $242,419. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 63.7% for the three-month period ended September 30, 2012, compared to 63.0% for the same period in 2011. Operating expenses increased $6,999 or 2.4% primarily due to increases in advertising and salaries and wages; partially offset by reductions in repairs and maintenance and truck maintenance expenses. General and administrative expenses increased $11,893 or 15.1% primarily as a result of increases in legal and professional expenses and administration expense.

For the nine-month periods ended September 30, 2012 and 2011, revenues increased 0.9% to $1,927,429 from $1,910,369 and total expenses increased 2.6% to $1,343,886 from $1,309,600 resulting in a decrease in net income of 2.9% to $583,543 from $600,769. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 63.3% for the nine-month period ended September 30, 2012, compared to 62.5% for the same period in 2011. Operating expenses increased $28,245 or 3.3% primarily due to increases in salaries and wages, fire and liability insurance expense and employee promotional expenses; partially offset by decreases in truck maintenance. General and administrative expenses increased $5,276 or 1.9% primarily as a result of increases in administration and office expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

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
Dated: November 14, 2012
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2012
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
November 14, 2012

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
November 14, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2012