Form 10-K
period 2012-12-31
DSI REALTY INCOME FUND IX
filed 2013-03-29
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	87,423	7.04	65.4	87,423	6.19	56.8
Azusa, CA	2.94	Jun-86	64,422	6.98	53.5	64,422	8.02	59.5
Elgin, IL	4.99	Sep-86	49,927	4.17	46.7	49,927	4.17	45.4
Everett, WA	2.71	Nov-85	49,328	8.12	68.5	49,328	8.16	68.9
Monterey Park, CA	0.95	Aug-86	31,240	14.65	82.5	31,240	15.32	82.9
Romeoville, IL	3.96	Nov-86	67,987	6.57	64.5	68,012	6.18	61.5

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

Approximate Number of Security Holders

As of December 31, 2012, there were approximately 1,072 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $6.38 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012 and $7.00 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

Total revenues increased from $2,567,280 in 2011 to $2,578,579 in 2012, while total expenses increased from $1,726,499 to $1,767,434. As a result, net income attributable to the Partnership decreased from $773,466 to $725,773. Rental revenues increased primarily as a result of increased occupancy rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 63.5% for the year 2012 as compared to 62.5% for 2011. Operating expenses increased $49,061 (4.3%) primarily due to increases in real estate taxes, repair and maintenance, salary and wages, and employee promotional expenses; partially offset by a decrease in advertising expenses. General and administrative expenses increased $4,728 (1.3%) primarily as a result of increases in administrative, petty cash and computer/equipment lease expenses; partially offset decreases in credit card fees and legal and professional expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, decreased slightly as a result of the decrease in net cash provided by operating activities.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased by $157,691 (17.9%) in 2012 compared to 2011 primarily due to decreases in other liabilities related to 2011 insurance proceeds received for roof damages at the Romeoville facility, for which repairs were performed in 2012.

Cash used in investing activities consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. Investing activities in 2011 consisted largely of the capitalization of a roof replacement at the Monterey Park facility. No significant investing activity occurred in 2012. The Partnership currently has no other material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2012 and 2011.

Current economic conditions have shown improvement but the strength of the recovery continues to vary by property and by region. As the economic recovery continues to stabilize and demonstrate consistency, we are optimistic that positive momentum will continue to build throughout 2013. Lingering high unemployment rates are still affecting people's discretionary income and their ability to afford storage.

Historically low interest rates have made housing more affordable and have driven a strong recovery in this sector of the real estate market. Although this fact may be having a negative impact on storage occupancy rates in the short term, we expect the growing economy to be a positive offset as incomes rebound steadily.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the year ended December 31, 2012 was as follows:

	2012 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	607,449	653,007	666,973	651,150
Net income	171,232	170,704	227,479	240,730
Net income per limited partnership unit
	$ 5.52	$ 4.80	$ 6.58	$ 6.51
Weighted average number of limited partnership units outstanding
	30,693	30,693	30,693	30,693

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm………………………………………………………………….F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011……..……………………………………………………..F-2

Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011……………………………………F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2012 and 2011…….F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011………………………………..F-5

Notes to Consolidated Financial Statements…………………………………………………………………………………..F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012……………………………………...F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was not effective.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

The following significant deficiency (as defined above) was identified, which in combination with other deficiencies may constitute a material weakness (as defined above):

•	We did not properly implement the controls to detect errors in year-end close reconciliations and adjusting journal entries.

To the knowledge of the Partnership’s management, including the Partnership’s PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended December 31, 2012, or statement of financial position as of December 31, 2012. The Partnership’s management is implementing improved year-end close checklists and review procedures to remediate the above noted significant deficiency.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012, except as noted above, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 78, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 90, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 45, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2012 or 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2012 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	1,353 - Direct	4.4%
Limited Partnership Interest	Joseph W. Stok	54 – Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2012, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2012 an aggregate of $7,258 was allocated to the General Partners, and during 2011 an aggregate of $7,735 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancing of Partnership properties during 2012 or 2011, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash distributed to the limited partners. During 2012, the General Partners earned an incentive management fee of $71,192, and during 2011 the General Partners earned an incentive management fee of $78,476.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2012 and 2011 Dahn earned management fees of $127,240 and $126,039, respectively. Amounts payable to Dahn at December 31, 2012 and 2011, were $8,362 and $10,208, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2012 were $41,000 and for 2011 were $40,000.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2012 and 2011.

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*To be filed by Amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND IX,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

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

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

                                                            RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

ITEM 15(1)

2012 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Consolidated Financial Statements for its fiscal year ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund IX:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2012. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

March 29, 2013

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2012	2011
ASSETS
Cash and cash equivalents	$ 381,725	$ 537,223
Property, net (Note 3)	2,840,605	2,853,141
Uncollected rental revenue	124,137	159,428
Prepaid advertising	4,071	5,514
Other assets	33,330	26,045
TOTAL ASSETS	$ 3,383,868	$ 3,581,351

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 193,769	$ 193,769
Incentive management fee payable to general partners (Note 4)	-	17,439
Deferred income	43,995	41,192
Accrued expenses	28,470	38,287
Property management fees payable (Note 6)	8,362	10,208
Customer deposits and other liabilities	41,936	147,440
Total liabilities	316,532	448,335

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(108,690)	(108,038)
Limited partners	2,983,580	3,048,180
Total Partners' Equity	2,874,890	2,940,142
Noncontrolling interest in real estate joint venture	192,446	192,874
Total Equity	3,067,336	3,133,016
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 3,383,868	$ 3,581,351

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2012	2011
REVENUES
Self-storage rental income	$ 2,336,064	$ 2,378,997
Ancillary operating revenue	242,506	188,228
Interest and other income	9	55
Total revenues	2,578,579	2,567,280

EXPENSES
Depreciation	12,536	19,307
Operating	1,192,816	1,143,755
General and administrative	363,650	358,922
General partners' incentive management fee (Note 4)	71,192	78,476
Property management fee (Note 6)	127,240	126,039
Total expenses	1,767,434	1,726,499

NET INCOME	811,145	840,781
Less: Net income attributable to the noncontrolling interest	(85,372)	(67,315)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 725,773	$ 773,466

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	7,258	7,735
Limited partners	718,515	765,731
TOTAL	$725,773	$773,466

Number of limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 23.41	$ 24.95

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2010	$(107,091)	$3,141,971	$194,859	$3,229,739
Net income allocation	7,735	765,731	67,315	840,781
Distributions	(8,682)	(859,522)	(69,300)	(937,504)
BALANCE DECEMBER 31, 2011	$(108,038)	$ 3,048,180	$192,874	$ 3,133,016
Net income allocation	7,258	718,515	85,372	811,145
Distributions	(7,910)	(783,115)	(85,800)	(876,825)
BALANCE DECEMBER 31, 2012	$(108,690)	$2,983,580	$192,446	$3,067,336

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 725,773	$ 773,466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,536	19,307
Net income attributable to noncontrolling interest	85,372	67,315
Changes in assets and liabilities
Other assets	29,452	(4,376)
Incentive management fee payable to general partners	(17,439)	17,439
Property management fees payable	(1,846)	(251)
Customer deposits and other liabilities	(112,520)	6,119
Net cash provided by operating activities	721,328	879,019

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	-	(108,066)
Net cash used in investing activities	-	(108,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(791,026)	(868,204)
Distributions paid to noncontrolling interest	(85,800)	(69,300)
Net cash used in financing activities	(876,826)	(937,504)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(155,498)	(166,651)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	537,223	703,774
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 381,725	$ 537,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 193,769	$ 193,769

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2012 and 2011 were $31,034 and $39,856, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011, only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2012.

Noncontrolling Interest - In accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"), the Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity in the consolidated financial statements. The net income allocated to noncontrolling interest for the year ended December 31, 2012 and 2011 was $85,372 and $67,315 respectively. Distributions were made to the noncontrolling interest in real estate joint venture during the years ended December 31, 2012 and 2011 in the amount of $85,800 and $69,300, respectively.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2012 and 2011 were $137,625 and $167,098 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2012 or 2011.

Fair Value of Financial Instruments - ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. For all financial instruments, including cash and cash equivalents, uncollected revenue, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments. The carrying value of the capital lease obligations approximates fair value because the terms of the instrument are similar to terms available to the Partnership for similar types of leasing agreements.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenue. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2012, the Partnership had no amounts in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2012 and 2011, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s consolidated financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2012	2011
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,293,074	11,293,074
Rental trucks	210,138	210,138
Total	14,233,002	14,233,002

Less accumulated depreciation	(11,392,397)	(11,379,861)

Property – net	$ 2,840,605	$ 2,853,141

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

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees for the years ended December 31, 2012 and 2011 equal to $127,240 and $126,039, respectively. Amounts payable to Dahn at December 31, 2012 and 2011, were $8,362 and $10,208, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2012 were $59,388

7. SUBSEQUENT EVENTS

Events subsequent to December 31, 2012 have been evaluated through the date these consolidated financial statements were issued, to determine whether they should be disclosed to keep the consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012

Gross Carrying Amount
Initial Cost				Costs at December 31, 2012
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Azusa, CA	1/86	$ 696,000	$ 2,095,965	$ 19,563	$ 696,000	$ 2,115,528	$ 2,811,528	($ 2,115,528)
Elgin, IL	3/86	376,000	1,424,577	18,445	376,000	1,443,022	1,819,022	(1,443,021)
Everett, WA	6/85	352,350	1,252,536	27,565	352,350	1,280,101	1,632,451	(1,278,657)
Monterey Park, CA	12/85	420,200	1,409,050	118,350	420,200	1,527,400	1,947,600	(1,441,094)
Romeoville, IL	5/86	298,740	2,180,802	89,631	298,740	2,270,433	2,569,173	(2,256,371)
Aurora, CO	9/85	586,500	2,521,560	135,030	586,500	2,656,590	3,243,090	(2,647,588)
		$2,729,790	$10,884,490	$408,584	$2,729,790	$11,293,074	$14,022,864	$(11,182,259)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2012 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2012 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2012 and 2011 were as follows:

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	87,423	7.04	65.4	87,423	6.19	56.8
Azusa, CA	2.94	Jun-86	64,422	6.98	53.5	64,422	8.02	59.5
Elgin, IL	4.99	Sep-86	49,927	4.17	46.7	49,927	4.17	45.4
Everett, WA	2.71	Nov-85	49,328	8.12	68.5	49,328	8.16	68.9
Monterey Park, CA	0.95	Aug-86	31,240	14.65	82.5	31,240	15.32	82.9
Romeoville, IL	3.96	Nov-86	67,987	6.57	64.5	68,012	6.18	61.5

(1) The Partnership has a 70% fee interest in this facility. DSI Realty Income Fund VIII, a California Limited Partnership (an affiliated Partnership) owns a 30% fee interest in this facility.

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (which report includes the enclosed Consolidated Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 29, 2013

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

Date: March 29,2013

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013