Form 10-Q/A
period 2013-03-31
DSI REALTY INCOME FUND IX
filed 2013-05-21
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

This amendment includes the complete 10-Q as the original filing due to technical issues with the with the 10-Q filing which necessitated filing of the 12b-25 as form NT-10Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Balance Sheets (Unaudited)
	March 31, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash & equivalents	$ 390,559	$ 381,725
Property, net	2,838,630	2,840,605
Uncollected rental revenue	109,601	124,137
Prepaid advertising	12,247	4,071
Other assets	50,081	33,330
TOTAL	$ 3,401,118	$ 3,383,868
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 193,769	$ 193,769
Incentive management fee payable	13,536	0
Property management fee payable	9,709	8,362
Deferred income	45,234	43,995
Accrued expenses	28,574	28,470
Other liabilities	55,566	41,936
Total Liabilities	346,388	316,532
PARTNERS' EQUITY:
General partners	(108,876)	(108,690)
Limited partners	2,965,173	2,983,580
Total Partners' Equity	2,856,298	2,874,890
Noncontrolling interest in real estate joint venture	198,432	192,446
Total Equity	3,054,730	3,067,336
TOTAL	$ 3,401,118	$ 3,383,868

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES:
Self-storage rental income	$ 610,385	$ 551,476
Ancillary operating revenue	50,215	55,964
Interest and other income	0	9
TOTAL	660,600	607,449
EXPENSES:
Depreciation	6,425	13,269
Operating	307,085	263,130
General and administrative	99,584	94,877
General partners' incentive management fee	17,439	17,439
Property management fee	34,204	33,375
TOTAL	464,737	422,090
NET INCOME	$ 195,863	$ 185,359
LESS: net income attributable to the non-controlling interest	(20,687)	(14,127)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	175,176	171,232
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,752	1,712
Limited partners	173,424	169,520
TOTAL	$ 175,176	$ 171,232

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 5.65	$ 5.52

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2012 (Audited)	$(108,690)	$ 2,983,580	$ 192,446	$ 3,067,336
Net Income Allocation	1,752	173,424	20,687	195,863
Distributions	(1,938)	(191,831)	(14,700)	(208,469)
BALANCE, March 31, 2013	$(108,876)	$ 2,965,173	$ 198,433	$ 3,054,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 175,176	$ 171,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,425	13,269
Net Income attributable to non-controlling interests	20,687	14,127
Changes in assets and liabilities:
Other assets	(10,391)	34,136
Incentive management fee payable to General Partners	13,536	9,592
Property management fees payable	1,347	472
Customer deposits and other liabilities	14,973	(41,862)
Net cash provided by operating activities	221,753	200,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(193,769)	(193,768)
Distributions paid to non-controlling interests	(14,700)	(12,900)
Net cash used in financing activities	(208,469)	(206,668)
NET DECREASE IN CASH AND CASH EQUIVALENTS	8,834	(5,702)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	381,725	537,223
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 390,559	$ 531,521
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 193,769	$ 193,769

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the three-month period ended March 31, 2013 and 2012 in the amount of $20,687 and $14,127. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,297,524	11,293,074
Rental trucks under capital leases	210,138	210,138
Total	14,237,452	14,233,002
Less accumulated depreciation	(11,398,822)	(11,392,397)
Property, net	$ 2,838,630	$ 2,840,605

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $34,204 and $33,375 for the three month periods ended March 31, 2013 and 2012, respectively. Amounts payable to Dahn at March 31, 2013 and December 31, 2012 were $9,709 and $8,362, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2013 were $14,847.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2013, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended March 31, 2013 and 2012, revenues increased 0.5% to $610.385 from $607,449 and total expenses increased 10.1% to $464,737 from $422,090 resulting in a increase in net income of 14.4% to $195,863 from $171,232. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 61.8% for the three-month period ended March 31, 2013, compared to 62.7% for the same period in 2012. Operating expenses increased $43,955 or 16.7% primarily due to increases in advertising, repair and maintenance and salary and wages expenses. General and administrative expenses increased $4,707 or 5.0% primarily as a result of increases in legal and professional, postage and administration expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
         by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 20, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 20, 2013

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
May 20, 2013

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
May 20, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 20, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 20, 2013