Form 10-Q
period 2013-06-30
DSI REALTY INCOME FUND IX
filed 2013-08-15
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash	$ 282,802	$ 381,725
Properties, net	2,831,707	2,840,605
Uncollected rental revenue	123,347	124,137
Prepaid advertising	14,755	4,071
Other assets	81,070	33,330
TOTAL	$ 3,333,681	$ 3,383,868
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,769	$193,769
Incentive management fee payable	10,155	0
Property management fee payable	9,981	8,362
Deferred income	51,869	43,995
Accrued expenses	34,501	28,470
Other liabilities	22,620	41,936
Total Liabilities	322,895	316,532
PARTNERS' EQUITY:
General partners	(109,383)	(108,690)
Limited partners	2,914,938	2,983,580
Total Partners' Equity	2,805,555	2,874,890
Noncontrolling interest in real estate joint venture	205,231	192,446
Total Equity	3,010,786	3,067,336
TOTAL	$ 3,333,681	$ 3,383,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Income (Unaudited)	Three Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 637,154	$ 601,779
Ancillary operating revenue	50,507	51,228
Interest and other income	0	0
TOTAL	687,661	653,007
EXPENSES:
Depreciation	6,923	5,915
Operating	337,699	328,951
General and administrative	114,070	95,142
General partners' incentive management fee	17,439	19,007
Property management fee	32,755	33,288
TOTAL	508,886	482,303
NET INCOME	$ 178,775	$ 170,704
LESS: net income attributable to the non-controlling interest	(26,898)	(22,013)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	151,877	148,691
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	1,519	1,487
Limited partners	150,358	147,204
TOTAL	$ 151,877	$ 148,691

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 4.90	$ 4.80

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Income (Unaudited)	Six Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 1,247,539	$ 1,153,255
Ancillary operating revenue	100,722	107,192
Interest and other income	0	9
TOTAL	1,348,261	1,260,456
EXPENSES:
Depreciation	13,348	19,184
Operating	644,784	592,081
General and administrative	213,654	190,018
General partners' incentive management fee	34,878	36,446
Property management fee	66,959	66,663
TOTAL	973,623	904,392
NET INCOME	$ 374,638	$ 356,064
LESS: net income attributable to the non-controlling interest	(47,585)	(36,140)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	327,053	319,924
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	3,271	3,199
Limited partners	323,782	316,725
TOTAL	$ 327,053	$ 319,924

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 10.55	$ 10.32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2012 (Audited)	$(108,690)	$ 2,983,580	$ 192,446	$ 3,067,336
Net Income Allocation	3,271	323,782	47,585	374,638
Distributions	(3,964)	(392,424)	(34,800)	(431,188)
BALANCE, June 30, 2013	$(109,383)	$ 2,914,938	$ 205,231	$ 3,010,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 327,053	$ 319,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,348	19,184
Net income attributable to non-controlling interests	47,585	36,140
Changes in assets and liabilities:
Other assets	(57,580)	(3,135)
Incentive management fee payable to General Partners	10,155	(7,152)
Property management fees payable	1,619	1,421
Customer deposits and other liabilities	(5,465)	(126,770)
Net cash provided by operating activities	336,715	239,612
INVESTING ACTIVITIES:
Additions to property	(4,450)	0
Net cash used in investing activities	(4,450)	0
FINANCING ACTIVITIES:
Distributions to partners	(396,388)	(403,487)
Distributions paid to non-controlling interests	(34,800)	(27,600)
Net cash used in financing activities	(431,188)	(431,087)
NET DECREASE IN CASH	(98,923)	(191,475)
CASH AT BEGINNING OF PERIOD	381,725	537,223
CASH AT END OF PERIOD	$ 282,802	$ 345,748
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 193,769	$ 193,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the six-month period ended June 30, 2013 and 2012 in the amount of $47,585 and $36,140. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its consolidated financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update does not impact its consolidated financial position or results of operations.

 In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its consolidated financial position or results of operations.

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,297,524	11,293,074
Rental trucks under capital leases	210,138	210,138
Total	14,237,452	14,233,002
Less accumulated depreciation	(11,405,745)	(11,392,397)
Properties, net	$ 2,831,707	$ 2,840,605

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $66,959 and $66,663 for the six month periods ended June 30, 2013 and 2012, respectively. Amounts payable to Dahn at June 30, 2013 and December 31, 2012 were $9,981 and $8,362, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2013 were $29,694.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2013, have been evaluated through the date these unaudited interim condensed consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim condensed consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended June 30, 2013 and 2012, revenues increased 5.3% to $687,661 from $653,007 and total expenses increased 5.5% to $508,886 from $482,303 resulting in an increase in net income of 4.7% to $178,775 from $170,704. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 64.7% for the three-month period ended June 30, 2013, compared to 63.1% for the same period in 2012. Operating expenses increased $8,748 or 2.7% primarily due to increases in advertising, fire and liability insurance and workers compensation insurance expenses; partially offset by decreases in repair and maintenance and salary and wages expenses. General and administrative expenses increased $18,928 or 19.9% primarily as a result of increases in legal and professional, other taxes and licenses and computer equipment lease expenses.

For the six-month periods ended June 30, 2013 and 2012, revenues increased 7.0% to $1,348,261 from $1,260,456 and total expenses increased 7.7% to $973,623 from $904,392 resulting in an increase in net income of 5.2% to $374,638 from $356,064. Rental revenues increased primarily as a result of increases in higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 63.2% for the six-month period ended June 30, 2013, compared to 63.1% for the same period in 2012. Operating expenses increased $52,703 or 8.9% primarily due to increases in advertising, fire and liability insurance, repair and maintenance, salary and wages workers compensation insurance expenses; partially offset by decreases in repair and maintenance expense. General and administrative expenses increased $23,636 or 12.4% primarily as a result of a increase in legal and professional, other taxes and licenses, administration expense and computer equipment lease expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited condensed consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
         by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2013

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
August 14, 2013

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
August 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2013