Form 10-Q
period 2013-09-30
DSI REALTY INCOME FUND IX
filed 2013-11-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS:
Cash	$ 303,431	$ 381,725
Property, net	2,824,578	2,840,605
Uncollected rental revenue	149,472	124,137
Prepaid advertising	18,831	4,071
Other assets	74,573	33,330
TOTAL ASSETS	$ 3,370,885	$ 3,383,868
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 193,769	$ 193,769
Incentive management fee payable	10,155	-
Property management fee payable-related party	9,786	8,362
Deferred income	50,336	43,995
Accrued expenses	40,357	28,470
Other liabilities	43,143	41,936
Total Liabilities	347,546	316,532
PARTNERS' EQUITY:
General partners	(109,276)	(108,690)
Limited partners	2,925,563	2,983,580
Total Partners' Equity	2,816,287	2,874,890
Non-controlling interest in real estate joint venture	207,052	192,446
Total Equity	3,023,339	3,067,336
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 3,370,885	$ 3,383,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES:
Self-storage rental income	$ 691,381	$ 614,458	$1,938,920	$1,767,713
Ancillary operating revenue	58,863	52,515	159,585	159,707
Interest and other income	-	-	-	9
TOTAL	750,244	666,973	2,098,505	1,927,429
EXPENSES:
Depreciation	7,129	5,979	20,477	25,163
Operating	358,120	296,405	999,004	892,386
General and administrative	92,440	90,465	309,993	276,583
General partners' incentive management fee	17,439	15,872	52,317	52,318
Property management fee	37,294	30,773	104,253	97,436
TOTAL	512,422	439,494	1,486,045	1,343,886
NET INCOME	$ 237,822	$ 227,479	$ 612,460	$ 583,543
Less: net income attributable to the non-controlling interest	(33,321)	(23,381)	(80,906)	(59,521)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	204,501	204,098	531,554	524,022

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,045	2,041	5,316	5,240
Limited partners	202,456	202,057	526,238	518,782
TOTAL	$ 204,501	$ 204,098	$ 531,554	$ 524,022

Weighted average limited partnership units outstanding	30,693	30,693	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.60	$ 6.58	$17.15	$16.90

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2012 (Audited)	$(108,690)	$2,983,580	$ 192,446	$3,067,336
Net Income Allocation	5,316	526,238	80,906	612,460
Distributions	(5,902)	(584,255)	(66,300)	(656,457)
BALANCE, September 30, 2013	$(109,276)	$2,925,563	$ 207,052	$3,023,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 531,554	$ 524,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,477	25,163
Net income attributable to non-controlling interests	80,906	59,521
Changes in assets and liabilities:
Other assets	(88,568)	2,792
Incentive management fee payable to General Partners	17,439	-
Property management fees payable	1,424	167
Customer deposits and other liabilities	19,381	(100,489)
Net cash provided by operating activities	582,613	511,176
INVESTING ACTIVITIES:
Additions to property	(4,450)	-
Net cash used in investing activities	(4,450)	-
FINANCING ACTIVITIES:
Distributions to partners	(590,157)	(597,257)
Distributions paid to non-controlling interests	(66,300)	(56,400)
Net cash used in financing activities	(656,457)	(653,657)
NET DECREASE IN CASH	(78,294)	(142,481)
CASH AT BEGINNING OF PERIOD	381,725	537,223
CASH AT END OF PERIOD	$ 303,431	$ 394, 742
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$193,769	$193,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the nine-month period ended September 30, 2013 and 2012 in the amount of $80,906 and $59,521. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,297,524	11,293,074
Rental trucks under capital leases	210,138	210,138
Total	14,237,452	14,233,002
Less accumulated depreciation	(11,412,874)	(11,392,397)
Property, net	$ 2,824,578	$ 2,840,605

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $104,253 and $97,436 for the nine month periods ended September 30, 2013 and 2012, respectively. Amounts payable to Dahn at September 30, 2013 and December 31, 2012 were $9,786 and $8,362, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2013 were $44,541.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2013, have been evaluated through the date these unaudited interim consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim consolidated financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended September 30, 2013 and 2012, revenues increased 12.5% to $750,244 from $666,973 and total expenses increased 16.6% to $512,422 from $439,494 resulting in a increase in net income of 4.5% to $237,822 from $227,479. Occupancy levels for the Partnership's mini-storage facilities averaged 74.1% for the three-month period ended September 30, 2013, compared to 63.7% for the same period in 2012. Operating expenses increased $61,175 or 20.8% primarily due to increases in repair and maintenance expenses; partially offset by decreases in advertising expenses. General and administrative expenses increased $1,975 or 2.2% primarily as a result of increases in legal and professional expenses; partially offset by decreases in office supply expenses.

For the nine-month periods ended September 30, 2013 and 2012, revenues increased 8.9% to $2,098,505 from $1,927,429 and total expenses increased 10.6% to $1,486,045 from $1,343,886 resulting in a increase in net income of 5.0% to $612,460 from $583,543. Occupancy levels for the Partnership's mini-storage facilities averaged 67.9% for the nine-month period ended September 30, 2013, compared to 63.3% for the same period in 2012. Operating expenses increased $106,618 or 12.0% primarily due to increases in advertising, repair and maintenance and salaries and wages expenses. General and administrative expenses increased $42,215 or 15.3% primarily as a result of increases in legal and professional expenses.

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
Dated: November 14, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2013
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
November 14, 2013

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
November 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2013