Form 10-K
period 2013-12-31
DSI REALTY INCOME FUND IX
filed 2014-03-28
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	87,638	6.06	77.4	87,423	7.04	65.4
Azusa, CA	2.94	Jun-86	64,372	5.91	61.3	64,422	6.98	53.5
Elgin, IL	4.99	Sep-86	49,607	4.30	58.4	49,927	4.17	46.7
Everett, WA	2.71	Nov-85	48,096	7.82	75.8	49,328	8.12	68.5
Monterey Park, CA	0.95	Aug-86	31,240	13.00	82.0	31,240	14.65	82.5
Romeoville, IL	3.96	Nov-86	67,994	6.09	67.1	67,987	6.57	64.5

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

Approximate Number of Security Holders

As of December 31, 2013, there were approximately 1,068 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $6.32 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2013 and $6.38 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

Total revenues increased from $2,578,579 in 2012 to $2,854,590 in 2013, while total expenses increased from $1,767,434 to $2,071,577. As a result, net income attributable to the Partnership decreased from $811,145 to $783,013. Rental revenues increased primarily as a result of increased occupancy rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 70.3% for the year 2013 as compared to 63.1% for 2012. Operating expenses increased $228,546 (19.2%) primarily due to increases in real estate taxes, repair and maintenance and advertising expenses. General and administrative expenses increased $46,772 (12.9%) primarily as a result of increases in legal and professional expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, decreased slightly as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, repair and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $71,577 (9.9%) to $792,905 in 2013 compared to $721,328 in 2012 primarily due to an increase in customer deposits and other revenues from prior year.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2013 or 2012. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2013 and 2012.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly financial data for the year ended December 31, 2013 was as follows:

	2013 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	610,385	687,661	750,244	806,300
Net income	195,863	178,775	237,822	170,553
Net income per limited partnership unit
	$ 6.32	$ 5.77	$ 7.67	$ 5.50
Weighted average number of limited partnership units outstanding
	30,693	30,693	30,693	30,693

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm………………………………………………………………….F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012……..……………………………………………………..F-2

Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012……………………………………F-3

Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2013 and 2012…….F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012………………………………..F-5

Notes to Consolidated Financial Statements…………………………………………………………………………………..F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013……………………………………...F-10

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 79, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 91, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 46, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2013 or 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2013 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2013, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2013 an aggregate of $6,712 was allocated to the General Partners, and during 2012 an aggregate of $7,258 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancing of Partnership properties during 2013 or 2012, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash distributed to the limited partners. During 2013, the General Partners earned an incentive management fee of $69,756, and during 2012 the General Partners earned an incentive management fee of $71,192.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2013 and 2012 Dahn earned management fees of $141,694 and $127,240, respectively. Amounts payable to Dahn at December 31, 2013 and 2012, were $9,486 and $8,362, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Anton & Chia, LLP for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2013 were $42,000 and for 2012 were $41,000.

Other Fees

The Partnership did not pay Anton & Chia, LLP any Non-Audit-Related Fees, Tax Fees, or other fees during 2013 and 2012.

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

                                                            RICHARD P. CONWAY, (Executive Vice President, Chief
Financial Officer)

ITEM 15(1)

2013 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Consolidated Financial Statements for its fiscal year ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund IX:

We have audited the accompanying consolidated balance sheets of DSI Realty Income Fund IX, a California Limited Partnership (the "Partnership") as of December 31, 2013 and 2012 and the related consolidated statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2013. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These consolidated financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund IX at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Anton & Chia, LLP

Newport Beach, California

March 27, 2014

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31	2013	2012
ASSETS
Cash	$ 207,473	$ 381,725
Property, net (Note 3)	2,889,293	2,840,605
Uncollected rental revenue	181,180	124,137
Prepaid advertising	-	4,071
Other assets	26,045	33,330
TOTAL ASSETS	$ 3,303,991	$ 3,383,868

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 193,769	$ 193,769
Incentive management fee payable to general partners (Note 4)	27,595	-
Property management fees payable (Note 6)	9,486	8,362
Deferred income	46,441	43,995
Accrued expenses	40,053	28,470
Other liabilities	26,424	41,936
Total liabilities	343,768	316,532

PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(109,817)	(108,690)
Limited partners	2,872,009	2,983,580
Total Partners' Equity	2,762,192	2,874,890
Noncontrolling interest in real estate joint venture	198,031	192,446
Total Equity	2,960,223	3,067,336
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 3,303,991	$ 3,383,868

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2013	2012
REVENUES
Self-storage rental income	$ 2,642,770	$ 2,336,064
Ancillary operating revenue	211,820	242,506
Interest and other income	-	9
Total revenues	2,854,590	2,578,579

EXPENSES
Depreciation	28,343	12,536
Operating	1,421,362	1,192,816
General and administrative	410,422	363,650
General partners' incentive management fee (Note 4)	69,756	71,192
Property management fee (Note 6)	141,694	127,240
Total expenses	2,071,577	1,767,434

NET INCOME	783,013	811,145
Less: Net income attributable to the noncontrolling interest	(111,785)	(85,372)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$ 671,228	$ 725,773

NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO (Note 4)
General partners	6,712	7,258
Limited partners	664,516	718,515
TOTAL	$ 671,228	$ 725,773

Number of limited partnership units outstanding	30,693	30,693
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 21.65	$ 23.41

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Noncontrolling Interest	Total
BALANCE DECEMBER 31, 2011	$(108,038)	$3,048,180	$192,874	$3,133,016
Net income allocation	7,258	718,515	85,372	811,145
Distributions	(7,910)	(783,115)	(85,800)	(876,825)
BALANCE DECEMBER 31, 2012	$(108,690)	$ 2,983,580	$192,446	$ 3,067,336
Net income allocation	6,712	664,516	111,785	783,013
Distributions	(7,839)	(776,087)	(106,200)	(890,126)
BALANCE DECEMBER 31, 2013	$(109,817)	$2,872,009	$198,031	$2,960,223

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2013	2012
OPERATING ACTIVITIES
Net income	$ 671,228	$ 725,773
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28,343	12,536
Net income attributable to noncontrolling interest	111,785	85,372
Changes in assets and liabilities
Other assets	(45,687)	29,452
Incentive management fee payable to general partners	27,595	(17,439)
Property management fees payable	1,124	(1,846)
Customer deposits and other liabilities	(1,483)	(112,520)
Net cash provided by operating activities	792,905	721,328

INVESTING ACTIVITIES
Additions to property	(77,031)	-
Net cash used in investing activities	(77,031)	-

FINANCING ACTIVITIES
Distributions to partners	(783,926)	(791,026)
Distributions paid to noncontrolling interest	(106,200)	(85,800)
Net cash used in financing activities	(890,126)	(876,826)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(174,252)	(155,498)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	381,725	537,223
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 207,473	$ 381,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 193,769	$ 193,769

The accompanying notes are an integral part of these Consolidated Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 2013 the Partnership had no cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2013 and 2012 were $45,295 and $31,034, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying consolidated financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011, only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2013.

Noncontrolling Interest - In accordance with ASC 810-10 (formerly SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements"), the Partnership reports noncontrolling interests in real estate joint ventures as a separate component within equity in the consolidated financial statements. The net income allocated to noncontrolling interest for the year ended December 31, 2013 and 2012 was $111,785 and $85,372 respectively. Distributions were made to the noncontrolling interest in real estate joint venture during the years ended December 31, 2013 and 2012 in the amount of $106,200 and $85,800, respectively.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2013 and 2012 were $220,558 and $137,625 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2013 or 2012.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenue. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Partnership had no amounts in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2013 and 2012, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

The Partnership has reviewed all the recent accounting pronouncements issued to date of the issuance of these consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Partnership’s consolidated financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2013	2012
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,370,105	11,293,074
Rental trucks	210,138	210,138
Total	14,310,033	14,233,002

Less accumulated depreciation	(11,420,740)	(11,392,397)

Property – net	$ 2,889,293	$ 2,840,605

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

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees for the years ended December 31, 2013 and 2012 equal to $141,694 and $127,240, respectively. Amounts payable to Dahn at December 31, 2013 and 2012, were $9,486 and $8,362, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2013 were $59,388.

ITEM 15(2)

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Gross Carrying Amount
Initial Cost				Costs at December 31, 2013
Description	Acquisition Date	Land	Buildings and Improvements	Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Azusa, CA	1/86	$ 696,000	$ 2,095,965	$ 19,563	$ 696,000	$ 2,115,528	$ 2,811,528	($ 2,115,528)
Elgin, IL	3/86	376,000	1,424,577	91,026	376,000	1,515,603	1,891,603	(1,444,364)
Everett, WA	6/85	352,350	1,252,536	27,565	352,350	1,280,101	1,632,451	(1,278,657)
Monterey Park, CA	12/85	420,200	1,409,050	122,800	420,200	1,531,850	1,952,050	(1,452,341)
Romeoville, IL	5/86	298,740	2,180,802	89,631	298,740	2,270,433	2,569,173	(2,264,645)
Aurora, CO	9/85	586,500	2,521,560	135,030	586,500	2,656,590	3,243,090	(2,655,067)
		$2,729,790	$10,884,490	$485,615	$2,729,790	$11,370,105	$14,099,895	$(11,210,602)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2013 ANNUAL REPORT TO LIMITED PARTNERS OF DSI REALTY INCOME FUND IX

Dear Limited Partner:

This report contains the Partnership's consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2013 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the consolidated financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2013 and 2012 were as follows:

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Aurora, CO (1)	4.60	Feb-85	87,638	6.06	77.4	87,423	7.04	65.4
Azusa, CA	2.94	Jun-86	64,372	5.91	61.3	64,422	6.98	53.5
Elgin, IL	4.99	Sep-86	49,607	4.30	58.4	49,927	4.17	46.7
Everett, WA	2.71	Nov-85	48,096	7.82	75.8	49,328	8.12	68.5
Monterey Park, CA	0.95	Aug-86	31,240	13.00	82.0	31,240	14.65	82.5
Romeoville, IL	3.96	Nov-86	67,994	6.09	67.1	67,987	6.57	64.5

(1) The Partnership has a 70% fee interest in this facility. DSI Realty Income Fund VIII, a California Limited Partnership (an affiliated Partnership) owns a 30% fee interest in this facility.

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (which report includes the enclosed Consolidated Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 27, 2014

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

Date: March 27, 2014

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of  the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014