Form 10-Q
period 2014-03-31
DSI REALTY INCOME FUND IX
filed 2014-05-15
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

CONDENSED CONSOLIDATED BALANCE SHEETS
	As of March 31,	As of December 31,
	2014	2013
	(Unaudited)
ASSETS:
Cash	$ 291,145	$ 207,473
Property, net	2,881,760	2,889,293
Uncollected rental revenue	175,879	181,180
Prepaid advertising	3,571	-
Other assets	49,431	26,045
TOTAL ASSETS	$ 3,401,786	$ 3,303,991
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 193,769	$ 193,769
Incentive management fee payable	17,439	27,595
Property management fee payable-related party	11,268	9,486
Deferred income	45,671	46,441
Accrued expenses	61,323	40,053
Other liabilities	96,985	26,424
Total Liabilities	426,455	343,768
PARTNERS' EQUITY:
General partners	(109,634)	(109,817)
Limited partners	2,890,127	2,872,009
Total Partners' Equity	2,780,493	2,762,192
Non-controlling interest in real estate joint venture	194,839	198,031
Total Equity	2,975,331	2,960,223
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 3,401,786	$ 3,303,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Consolidated Statements of Income (Unaudited)	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES:
Self-storage rental income	$ 711,481	$ 610,385
Ancillary operating revenue	61,134	50,215
Interest and other income	-	-
TOTAL	772,614	660,600
EXPENSES:
Depreciation	7,533	6,425
Operating	360,964	307,085
General and administrative	106,697	99,584
General partners' incentive management fee	17,439	17,439
Property management fee	39,004	34,204
TOTAL	531,637	464,737
NET INCOME	$ 240,977	$ 195,863
LESS: net income attributable to the non-controlling interest	(28,908)	(20,687)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	212,069	175,176
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,121	1,752
Limited partners	209,948	173,424
TOTAL	$ 212,069	$ 175,176

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.84	$ 5.65

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2013 (Audited)	$(109,817)	$2,872,009	$ 198,031	$2,960,223
Net Income Allocation	2,121	209,949	28,908	240,977
Distributions	(1,938)	(191,831)	(32,100)	(225,869)
BALANCE, March 31, 2014	$(109,634)	$2,890,127	$ 194,839	$2,975,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 212,069	$ 175,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,533	6,425
Net income attributable to non-controlling interests	28,908	20,687
Changes in assets and liabilities:
Other assets	(21,656)	(10,391)
Incentive management fee payable to General Partners	(10,156)	13,536
Property management fees payable	1,782	1,347
Customer deposits and other liabilities	91,061	14,973
Net cash provided by operating activities	309,541	221,753
INVESTING ACTIVITIES:
Additions to property	-	-
Net cash used in investing activities	-	-
FINANCING ACTIVITIES:
Distributions to partners	(193,769)	(193,769)
Distributions paid to non-controlling interests	(32,100)	(14,700)
Net cash used in financing activities	(225,869)	(208,469)
NET INCREASE IN CASH	83,672	13,284
CASH AT BEGINNING OF PERIOD	207,473	381,725
CASH AT END OF PERIOD	$ 291,145	$ 395,009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$193,769	$193,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the three-month period ended March 31, 2014 and 2013 in the amount of $80,906 and $59,521. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

The accompanying unaudited interim consolidated financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,370,105	11,370,105
Rental trucks under capital leases	210,138	210,138
Total	14,310,033	14,310,033
Less accumulated depreciation	(11,428,273)	(11,420,740)
Property, net	$ 2,881,760	$ 2,889,293

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $39,004 and $34,204 for the three month periods ended March 31, 2014 and 2013, respectively. Amounts payable to Dahn at March 31, 2014 and December 31, 2013 were $11,268 and $9,486, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2014 were $14,847.

6. SUBSEQUENT EVENTS

As part of our ongoing due-diligence process as General Partners, you are being advised that the various DSI Limited Partnerships in which you may be an investor (the “Partnerships”) are in the process of obtaining an open market valuation of their self storage properties portfolio (the “Properties”). In this regard, The Partnerships have retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, your General Partners will inform you as to the strategic options that may be available so that any recommendation can be presented to Limited Partners of the respective Partnerships.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended March 31, 2014 and 2013, revenues increased 17.0% to $772,614 from $660,600 and total expenses increased 14.4% to $531,637 from $464,737 resulting in an increase in net income of 23.0% to $240,977 from $195,863. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 79.0% for the three-month period ended March 31, 2014, compared to 61.8% for the same period in 2013. Operating expenses increased $53,879 or 17.5% primarily due to increases in advertising, repairs and maintenance and salaries and wages expenses. General and administrative expenses increased $7,113 or 7.1% primarily as a result of an increase in legal and professional expenses.

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
Dated: May 15, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 15, 2014
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
May 15, 2014

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
May 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2014