Form 10-Q
period 2014-06-30
DSI REALTY INCOME FUND IX
filed 2014-08-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash	$ 334,796	$ 207,473
Properties, net	2,874,893	2,889,293
Uncollected rental revenue	163,930	181,180
Prepaid advertising	3,571	0
Other assets	64,583	26,045
TOTAL	$ 3,441,773	$ 3,303,991
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,769	$193,769
Incentive management fee payable	17,439	27,595
Property management fee payable	11,897	9,486
Deferred income	52,998	46,441
Accrued expenses	27,541	40,053
Other liabilities	66,167	26,424
Total Liabilities	369,811	343,768
PARTNERS' EQUITY:
General partners	(108,705)	(109,817)
Limited partners	2,982,156	2,872,009
Total Partners' Equity	2,873,451	2,762,192
Noncontrolling interest in real estate joint venture	198,511	198,031
Total Equity	3,071,962	2,960,223
TOTAL	$ 3,441,773	$ 3,303,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Income (Unaudited)	Three Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 748,280	$ 637,154
Ancillary operating revenue	65,161	50,507
Interest and other income	0	0
TOTAL	813,441	687,661
EXPENSES:
Depreciation	6,867	6,923
Operating	314,858	337,699
General and administrative	93,930	114,070
General partners' incentive management fee	17,439	17,439
Property management fee	41,196	32,755
TOTAL	474,290	508,886
NET INCOME	$ 339,151	$ 178,775
LESS: net income attributable to the non-controlling interest	(43,572)	(26,898)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	295,579	151,877
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,956	1,519
Limited partners	292,623	150,358
TOTAL	$ 295,579	$ 151,877

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.53	$ 4.90

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Income (Unaudited)	Six Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 1,459,761	$ 1,247,539
Ancillary operating revenue	126,295	100,722
Interest and other income	0	0
TOTAL	1,586,056	1,348,261
EXPENSES:
Depreciation	14,400	13,348
Operating	675,823	644,784
General and administrative	200,627	213,654
General partners' incentive management fee	34,878	34,878
Property management fee	80,200	66,959
TOTAL	1,005,928	973,623
NET INCOME	$ 580,128	$ 374,638
LESS: net income attributable to the non-controlling interest	(72,480)	(47,585)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	507,648	327,053
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	5,076	3,271
Limited partners	502,572	323,782
TOTAL	$ 507,648	$ 327,053

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 16.37	$ 10.55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2013 (Audited)	$(109,817)	$ 2,872,009	$ 198,031	$ 2,960,223
Net Income Allocation	5,076	502,572	72,480	580,128
Distributions	(3,964)	(392,425)	(72,000)	(468,389)
BALANCE, June 30, 2014	$(108,705)	$ 2,982,156	$ 198,511	$ 3,071,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 507,648	$ 327,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,400	13,348
Net income attributable to non-controlling interests	72,480	47,585
Changes in assets and liabilities:
Other assets	(24,859)	(57,580)
Incentive management fee payable to General Partners	(10,158)	10,155
Property management fees payable	2,411	1,619
Customer deposits and other liabilities	33,790	(5,465)
Net cash provided by operating activities	595,712	336,715
INVESTING ACTIVITIES:
Additions to property	0	(4,450)
Net cash used in investing activities	0	(4,450)
FINANCING ACTIVITIES:
Distributions to partners	(396,389)	(396,388)
Distributions paid to non-controlling interests	(72,000)	(34,800)
Net cash used in financing activities	(468,389)	(431,188)
NET DECREASE IN CASH	127,323	(98,923)
CASH AT BEGINNING OF PERIOD	207,473	381,725
CASH AT END OF PERIOD	$ 334,796	$ 282,802
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 193,769	$ 193,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the six-month period ended June 30, 2014 and 2013 in the amount of $72,480 and $47,585. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

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

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,370,105	11,370,105
Rental trucks under capital leases	210,138	210,138
Total	14,310,033	14,310,033
Less accumulated depreciation	(11,435,140)	(11,420,740)
Properties, net	$ 2,874,893	$ 2,889,293

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $80,200 and $66,959 for the six month periods ended June 30, 2014 and 2013, respectively. Amounts payable to Dahn at June 30, 2014 and December 31, 2013 were $11,897 and $9,486, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2014 were $29,694.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of last year we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party is currently conducting its due diligence on the properties. We will notify you of the terms and conditions of the transactions, as any sale would require approval by the holders of a majority of the Limited Partnership Units. We anticipate that the due diligence stage will be finalized in August of 2014 and we will communicate further with you regarding the situation prior to year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended June 30, 2014 and 2013, revenues increased 18.3% to $813,441 from $687,661 and total expenses decreased 6.8% to $474,290 from $508,886 resulting in an increase in net income of 89.7% to $339,151 from $178,775. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 85.1% for the three-month period ended June 30, 2014, compared to 64.7% for the same period in 2013. Operating expenses decreased $22,841 or 6.8% primarily due to decreases in advertising, repair and maintenance and workers compensation insurance expenses; partially offset by increases in real estate taxes and salary and wages expenses. General and administrative expenses decreased $20,140 or 17.7% primarily as a result of decreases in legal and professional expenses.

For the six-month periods ended June 30, 2014 and 2013, revenues increased 17.6% to $1,586,056 from $1,348,261 and total expenses increased 3.3% to $1,005,928 from $973,623 resulting in an increase in net income of 54.9% to $580,128 from $374,638. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 82.2% for the six-month period ended June 30, 2014, compared to 63.2% for the same period in 2013. Operating expenses increased $31,039 or 4.8% primarily due to increases in advertising, fire and liability insurance, real estate taxes and salary and wages expenses; partially offset by decreases in workers compensation insurance expense. General and administrative expenses decreased $13,027 or 6.1% primarily as a result of a decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited condensed consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DSI REALTY INCOME FUND IX,
          a California Limited Partnership
         by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2014

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
August 14, 2014

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
August 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2014