Form 10-Q
period 2014-09-30
DSI REALTY INCOME FUND IX
filed 2014-11-14
CIK 764586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash	$ 465,104	$ 207,473
Properties, net	2,870,950	2,889,293
Uncollected rental revenue	158,205	181,180
Prepaid advertising	3,571	0
Other assets	62,463	26,045
TOTAL	$ 3,560,293	$ 3,303,991
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$193,769	$193,769
Incentive management fee payable	17,439	27,595
Property management fee payable – Related Party	12,357	9,486
Deferred income	58,355	46,441
Accrued expenses	37,587	40,053
Other liabilities	79,222	26,424
Total Liabilities	398,729	343,768
PARTNERS' EQUITY:
General partners	(107,812)	(109,817)
Limited partners	3,070,434	2,872,009
Total Partners' Equity	2,962,622	2,762,192
Noncontrolling interest in real estate joint venture	198,942	198,031
Total Equity	3,161,564	2,960,223
TOTAL	$ 3,560,293	$ 3,303,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Income (Unaudited)	Three Months Ended
	September 30, 2014	September 30, 2013

REVENUES:
Self-storage rental income	$ 808,420	$ 691,381
Ancillary operating revenue	63,207	58,863
TOTAL	871,627	750,244
EXPENSES:
Depreciation	3,943	7,129
Operating	351,988	358,120
General and administrative	119,665	92,440
General partners' incentive management fee	17,439	17,439
Property management fee	43,023	37,294
TOTAL	536,058	512,422
NET INCOME	$ 335,569	$ 237,822
LESS: net income attributable to the non-controlling interest	(52,631)	(33,321)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	282,938	204,501
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	2,829	2,045
Limited partners	280,109	202,456
TOTAL	$ 282,938	$ 204,501

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.13	$ 6.60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Income (Unaudited)	Nine Months Ended
	September 30, 2014	September 30, 2013

REVENUES:
Self-storage rental income	$ 2,268,181	$ 1,938,920
Ancillary operating revenue	189,502	159,585
TOTAL	2,457,683	2,098,505
EXPENSES:
Depreciation	18,343	20,477
Operating	1,027,811	999,004
General and administrative	320,292	309,993
General partners' incentive management fee	52,317	52,317
Property management fee	123,223	104,253
TOTAL	1,541,986	1,486,044
NET INCOME	$ 915,697	$ 612,461
LESS: net income attributable to the non-controlling interest	(125,111)	(80,906)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	790,586	531,555
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP ALLOCATED TO:
General partners	7,906	5,316
Limited partners	782,680	526,239
TOTAL	$ 790,586	$ 531,555

Weighted average limited partnership units outstanding	30,693	30,693
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 25.50	$ 17.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Non-controlling Interest	Total

BALANCE, December 31, 2013 (Audited)	$(109,817)	$ 2,872,009	$ 198,031	$ 2,960,223
Net Income Allocation	7,906	782,680	125,111	915,697
Distributions	(5,901)	(584,255)	(124,200)	(714,356)
BALANCE, September 30, 2014	$(107,812)	$ 3,070,434	$ 198,942	$ 3,161,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

Condensed Consolidated Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 790,586	$ 531,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,343	20,477
Net income attributable to non-controlling interests	125,111	80,906
Changes in assets and liabilities:
Uncollected revenue, prepaid advertising and other assets	(17,014)	(88,568)
Incentive management fee payable to General Partners	(10,156)	17,439
Property management fees payable	2,871	1,424
Customer deposits, accrued expenses and other liabilities	62,246	19,381
Net cash provided by operating activities	971,987	582,613
INVESTING ACTIVITIES:
Additions to property	-	(4,450)
Net cash (used in) investing activities	-	(4,450)
FINANCING ACTIVITIES:
Distributions to partners	(590,156)	(590,157)
Distributions paid to non-controlling interests	(124,200)	(66,300)
Net cash (used in) financing activities	(714,356)	(656,457)
NET INCREASE (DECREASE) IN CASH	257,631	(78,294)
CASH AT BEGINNING OF PERIOD	207,473	381,725
CASH AT END OF PERIOD	$ 465,104	$ 303,431
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 193,769	$ 193,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DSI REALTY INCOME FUND IX
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Partnership has acquired mini-storage facilities located in Monterey Park and Azusa, California; Everett, Washington; and Romeoville and Elgin, Illinois. The Partnership has also entered into a joint venture with DSI Realty Income Fund VIII through which the Partnership has a 70% interest in a mini-storage facility in Aurora, Colorado. A non-controlling interest in the real estate joint venture was recorded for the nine-month period ended September 30, 2014 and 2013 in the amount of $125,111 and $80,906. The Partnership is a general partner in the joint venture. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., RJC and JWC are the general partners.

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

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In February 2014, the FASB issued ASU 2014-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In February 2014, the FASB issued ASU 2014-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on its financial statements.

In July 2014, the FASB has issued ASU No. 2014-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. ASU No. 2014-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2014-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Land	$ 2,729,790	$ 2,729,790
Buildings and improvements	11,370,105	11,370,105
Rental trucks under capital leases	210,138	210,138
Total	14,310,033	14,310,033
Less accumulated depreciation	(11,439,083)	(11,420,740)
Properties, net	$ 2,870,950	$ 2,889,293

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $123,223 and $104,253 for the nine month periods ended September 30, 2014 and 2013, respectively. Amounts payable to Dahn at September 30, 2014 and December 31, 2013 were $12,357 and $9,486, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,949. Tax fees paid to DSI Properties, Inc. for the six month period ended September 30, 2014 were $44,541.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2014, have been evaluated through the date these unaudited interim condensed consolidated financial statements were issued to determine whether they should be disclosed to keep the unaudited interim condensed consolidated financial statements from being misleading. Consequently, management is providing the following information:

In November of 2013 we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party has concluded its due diligence on the properties. We have filed preliminary proxy material with the SEC and are currently awaiting final comments. Once final comments are received, a definitive proxy including the terms and conditions of the transactions will be filed and mailed to the Limited Partners.  Any sale would require approval by the holders of a majority of the Limited Partnership Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended September 30, 2014 and 2013, revenues increased 16.2% to $871,627 from $750,244 and total expenses increased 4.6% to $536,058 from $512,422 resulting in an increase in net income of 41.1% to $335,569 from $237,822. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 86.1% for the three-month period ended September 30, 2014, compared to 74.1% for the same period in 2013. Operating expenses decreased $6,132 or 1.7% primarily due to decreases in advertising, repair and maintenance expenses; partially offset by increases in salary and wages expenses. General and administrative expenses increased $27,225 or 29.5% primarily as a result of increases in legal and professional expenses.

For the nine-month periods ended September 30, 2014 and 2013, revenues increased 17.1% to $2,457,683 from $2,098,505 and total expenses increased 3.76% to $1,541,986 from $1,486,044 resulting in an increase in net income of 49.5% to $915,697 from $612,461. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 83.5% for the nine-month period ended September 30, 2014, compared to 67.9% for the same period in 2013. Operating expenses increased $28,807 or 2.9% primarily due to increases in advertising, ground maintenance and salary and wages expenses; partially offset by decreases in repairs and maintenance and workers compensation insurance expenses. General and administrative expenses increased $10,299 or 3.3% primarily as a result of a increase in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited condensed consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
November 14, 2014

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
November 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund IX (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of

the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2014